Form 10-Q/A
period 2008-06-30
ROCKIES REGION 2007 LP
filed 2008-11-14
CIK 1407805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q/A
(AMENDMENT NO. 1)

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

ROCKIES REGION 2007 LIMITED PARTNERSHIP

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to Rockies Region 2007 Limited Partnership’s Form 10-Q for the period ended June 30,2008, filed on September 30, 2008 (the “Original Filing”), is to update the financial statements to comply with Rule 3-12 of Regulation S-X and to revise and/or add additional disclosures in response to comments received from the staff of the Securities and Exchange Commission.

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

In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset in a Market That Is Not Active, which applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with SFAS No. 157.  The FSP clarifies the application of SFAS No. 157 in a market that is not active and defines additional key criteria in determining the fair value of a financial asset when the market for that financial asset is not active.  FSP FAS 157-3 was effective upon issuance and did not have a material impact on the Partnership’s financial statements.

ROCKIES REGION 2007 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

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

Risk Management Strategies.  The Partnership’s results of operations and operating cash flows are affected by changes in market prices for oil and natural gas.  To mitigate a portion of the exposure to adverse market changes, the Managing General Partner has entered into various derivative instruments on behalf of the Partnership. As of June 30, 2008, the Partnership’s oil and natural gas derivative instruments were comprised of swaps and collars. These instruments generally consist of Colorado Interstate Gas Index ("CIG") -based contracts for Colorado natural gas production and NYMEX-based swaps for our Colorado oil production.

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

Determination of fair value.  We measure fair value based upon quoted market prices, where available.  Our valuation determination includes: (1) identification of the inputs to the fair value methodology through the review of counterparty statements and other supporting documentation, (2) determination of the validity of the source of the inputs, (3) corroboration of the original source of inputs through access to multiple quotes, if available, or other information and (4) monitoring changes in valuation methods and assumptions.  The methods described above may produce a fair value calculation that may not be indicative of future fair values.  Our valuation determination also gives consideration to our nonperformance risk on our own liabilities as well as the credit standing of our counterparties.  The Managing General Partner has evaluated the credit risk of their receivables including the portion allocated to the Partnership for the counterparties using credit default swap values for each counterparty with the outstanding hedge positions for the appropriate time period to calculate the maximum exposure.  The Managing General Partner evaluated their exposure and determined that it was immaterial for itself and the Partnership.  Furthermore, while we believe these valuation methods are appropriate and consistent with that used by other market participants, the use of different methodologies, or assumptions, to determine the fair value of certain financial instruments could result in a different estimate of fair value.

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

Royalty Litigation. On May 29, 2007, Glen Droegemueller, individually and as representative plaintiff on behalf of all others similarly situated, filed a class action complaint against the Partnership’s Managing General Partner in the District Court, Weld County, Colorado alleging that the Managing General Partner underpaid royalties on gas produced from wells operated by the Managing General Partner in the State of Colorado (the "Droegemueller Action").  The plaintiff sought declaratory relief and to recover an unspecified amount of compensation for underpayment of royalties paid by the Managing General Partner pursuant to leases.  The Managing General Partner moved the case to Federal Court in June 2007. A second similar Colorado class action suit was filed against the Managing General Partner in the U.S. District Court for the District of Colorado on December 2007 by Ted Amsbaugh, et al.  In 2008, the Court granted the plaintiff’s motion to consolidate the action with the Droegemueller Action.

Based on the mediation held in May 2008, and subsequent negotiations, $34,153 had previously been accrued by the Partnership for this litigation for the period ended June 30, 2008, which represented the expected settlement related to all periods through June 30, 2008.  On October 10, 2008 the court issued preliminary approval of the settlement agreement.  Although the Partnership was not named as a party in the suit, the lawsuit states that it relates to all wells operated by the Managing General Partner, which includes a majority of the Partnership’s 75 wells in the Wattenberg field subject to the settlement.  The portion of the proposed settlement related to the Partnership’s wells through all periods prior to September 30, 2008 is $59,825.  During the third quarter of 2008, an additional amount of $25,672 plus legal costs of $3,022 was recorded to fully accrue for the settlement which the Managing General Partner expects to pay into an escrow account for the Partnership in the fourth quarter of 2008.  Final approval and distribution is expected around March 1, 2009.  These amounts will be deducted from future Partnership distributions.

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

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This periodic report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  All statements other than statements of historical facts included in and incorporated by reference into this Form 10-Q are forward-looking statements.  These forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected.  Among those risks, trends and uncertainties are our estimates of the sufficiency of our existing capital sources, our ability to raise additional capital to fund cash requirements for future operations, the uncertainties involved in estimating quantities of proved oil and natural gas reserves, in successfully drilling productive wells and in prospect development and property acquisitions and in projecting future rates of production, the timing of development expenditures and drilling of wells, our ability to sell our produced natural gas and oil and the prices we receive for  production, our ability to comply with changes in federal, state, local, and other laws and regulations, including environmental policies, the significant fluctuations in the oil and natural gas environment and the Partnership’s ability to meet our price risk management objectives and the operating hazards inherent to the oil and natural gas business.  In particular, careful consideration should be given to cautionary statements made in this Form 10-Q/A, our Report on Form 10 filed on April 29, 2008 (“the Original Filing”) and Amendment No. 2 filed on November 14, 2008, and our other SEC filings and public disclosures.  We undertake no duty to update or revise these forward-looking statements.

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

ROCKIES REGION 2007 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

The following table sets forth our derivative positions in effect as of November 10, 2008, on our share of production by area.

			Floors	Ceilings		Swaps (Fixed Prices)
Commodity/ Index/ Area	Month Set	Month	Price	Monthly Quantity (Gas –Mmbtu Oil -Bbls)	Price	Monthly Quantity (Gas-MMbtu Oil -Bbls)	Price
Natural Gas - Colorado Interstate Gas Based Derivatives (CIG)
Piceance Basin
	Apr-08	Nov 08 - Mar 09	$-	-	$-	120,213	$7.76
	Jul-08	Nov 08 - Mar 09	-	-	-	71,706	8.52
	Feb-08	Nov 08 - Mar 09	-	-	-	71,706	8.18
	Jan-08	Apr 09 - Oct 09	5.75	120,213	8.75	-	-
	Mar-08	Apr 09 - Oct 09	5.75	118,104	9.05	-	-
	Jul-08	Nov 09 - Mar 10	-	-	-	94,905	9.20
	Jul-08	Nov 09 - Mar 10	7.50	134,976	11.40	-	-

Wattenberg Field
	Apr-08	Nov 08 - Mar 09	-	-	-	35,134	7.76
	Jul-08	Nov 08 - Mar 09	-	-	-	20,761	8.52
	Feb-08	Nov 08 - Mar 09	-	-	-	20,761	8.18
	Jan-08	Apr 09 - Oct 09	5.75	35,134	8.75	-	-
	Mar-08	Apr 09 - Oct 09	5.75	31,940	9.05	-	-
	Jul-08	Nov 09 - Mar 10	-	-	-	31,940	9.20
	Jul-08	Nov 09 - Mar 10	7.50	43,119	11.40	-	-

Oil - NYMEX Based
Wattenberg Field
	Oct-07	Oct 08 - Dec 08	-	-	-	9,193	84.20
	May-08	Jul 08 - Dec 08	-	-	-	6,930	108.05
	Jan-08	Jan 09 - Dec 09	-	-	-	5,746	84.90
	Jan-08	Jan 09 - Dec 09	-	-	-	5,746	85.40
	May-08	Jan 09 - Dec 09	-	-	-	2,298	117.35
	May-08	Jan 10 - Dec 10	-	-	-	5,746	92.74
	May-08	Jan 10 - Dec 10	-	-	-	5,746	93.17

The Managing General Partner uses oil and natural gas commodity derivative instruments to manage price risk for itself as well as the Partnership.  The Managing General Partner sets these instruments for itself and the Partnership jointly by area of operation.  As volumes produced change, the mix between PDC and the Partnership will change.  The volumes in the above table reflect the total volumes hedged for the Partnership by area of operation.  The above table reflects such revisions necessary to present the Partnership’s positions in effect as of November 10, 2008.

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

PDC, as Managing General Partner, does not believe liquidity relative to its own business interests, nor that of the Partnership, has been materially affected by the recent events in the credit markets.  The Managing General Partner continues to monitor events and circumstances surrounding lenders in its credit facility and has experienced no disruptions in its ability to access this facility.  However, the Managing General Partner can not predict with any certainty the impact to the Partnership of any continued disruption in the credit environment.

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

Credit Risk

By using derivative financial instruments to manage exposures to changes in commodity prices, the Partnership exposes itself to credit risk.  Credit risk is the failure of the counterparty to perform under the terms of the derivative contract.  When the fair value of a derivative contract is positive, the counterparty owes the Managing General Partner, which in turn owes the Partnership, thus creating repayment risk.

To reduce credit exposure, the Managing General Partner seeks to enter into netting agreements with counterparties that permit the offset of receivables and payables with such counterparties.  The Managing General Partner attempts to further reduce credit risk by diversifying our counterparty exposure and entering into transactions with high-quality counterparties.  Where exposed to credit risk, the Managing General Partner analyzes the counterparties’ financial condition prior to entering into an agreement, establishes credit limits and monitors the appropriateness of those limits on an ongoing basis.  The Managing General Partner has experienced no counterparty defaults losses.

The Partnership’s commodity-based derivative contracts expose the Partnership to the credit risk of non-performance by the counterparty to the contracts.  These contracts consist of fixed-price swaps and collars.  The Managing General Partner uses two investment grade financial institutions, as the counterparties to the derivative contracts, who are also major lenders in the Managing General Partner’s credit facility arrangement.  PDC has evaluated the credit risk of receivables from the counterparties using credit default swap values for each counterparty with the outstanding hedge positions for the appropriate time period to calculate the maximum exposure.  PDC, as Managing General Partner, has evaluated the Partnership’s maximum exposure and determined that it is immaterial.

ROCKIES REGION 2007 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

The recent disruption in the credit market has had a significant adverse impact on a number of financial institutions.  The Managing General Partner monitors the credit worthiness of its financial institutions.  However, these procedures and the credit agencies rating and reports cannot guarantee performance in these uncertain times.

Disclosure of Limitations

Because the information above included only those exposures that exist at September 30, 2008, it does not consider those exposures or positions which could arise after that date.  As a result, the Partnership's ultimate realized gain or loss with respect to commodity price fluctuations depends on the future exposures that arise during the period, the Partnership's hedging strategies at the time and commodity prices at the time.

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

These material weaknesses could result in a misstatement of our financial statement accounts and disclosures that would result in a material misstatement of the annual or interim financial statements that would not be prevented or detected in a timely manner.  However, due to the nature and extent of the material weaknesses noted, the Partnership is not able to quantify the dollar amount of exposure or potential range of the dollar amount of potential revisions to the financial statements from these material weaknesses.

Based on the material weaknesses cited above, in conjunction with the Managing General Partner’s material weaknesses in the same two areas, the Managing General Partner’s Chief Executive Officer and Chief Financial Officer concluded that the Partnership’s disclosure controls and procedures were not effective as of June 30, 2008.  Because of these material weaknesses, we performed additional procedures to ensure that the accompanying unaudited condensed financial statements as of and for the three and six months ended June 30, 2008, were fairly presented in all material respects in accordance with generally accepted accounting principles. These additional procedures consisted of enhanced analytical procedures, performed during the March 30, 2008 and June 30, 2008 quarterly financial closings, by Partnership personnel to test the reasonableness of spreadsheet information provided by the Managing General Partner.  These reasonableness tests were used to assess the validity of the information in the spreadsheets.  Partnership personnel also reviewed spreadsheets for completeness and tested them for accuracy.

ROCKIES REGION 2007 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting in the second quarter of 2008. During the first and third quarters of 2008, the Managing General Partner made the following changes in the Partnership's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Partnership's internal controls over financial reporting:

•
During the first quarter of 2008, the Managing General Partner implemented the general ledger, accounts receivable, cash receipts, revenue, financial reporting, and joint interest billing modules as part of a new broader financial system.  The Managing General Partner had planned to implement a Partnership distribution module in 2008, however, the Managing General Partner currently does not expect this module to be in place until 2009.  The new financial system will enhance operating efficiencies and provide more effective management of Partnership business operations and processes.  The Managing General Partner believes the phased-implementation in approach it is taking reduces the risks associated with the new financial system implementation. The Managing General Partner has taken the necessary steps to monitor and maintain appropriate internal controls during this period of change.  These steps include documenting all new business process changes related to the new financial statement; testing all new business processes on the new financial  system; and conducting training related to the new business processes and to the new financial system software.  The Managing General Partner expects the implementation of the new financial system will strengthen the overall systems of internal controls due to enhanced automation and integration of related processes.  The Managing General Partner continues to modify the design and documentation of internal control processes and procedures related to the new financial system to supplement and complement existing internal controls over financial reporting.  The system changes were developed to integrate systems and consolidate information, and were not undertaken in response to any actual or perceived deficiencies in the Partnership's internal control over financial reporting.  Testing of the controls related to these new systems is ongoing and is included in the scope of the Managing General Partner's assessment of the Partnership's internal control over financial reporting for 2008.

•
During the third quarter of 2008, the Managing General Partner improved controls over certain key financial statement spreadsheets that support all significant balance sheet and income statement accounts.  Specifically, the Managing General Partner enhanced the spreadsheet policy to provide additional clarification and guidance with regard to risk assessment and enforced controls over:  1) the security and integrity of the data used in the various spreadsheets, 2) access to the spreadsheets, 3) changes to spreadsheet functionality and the related approval process and documentation and 4) increased management’s review of the spreadsheets.

•
During the third quarter of 2008, in addition to accredited derivative training attended by key personnel, the Managing General Partner created and documented a desktop procedure to:  1) ensure the completeness and accuracy of the Managing General Partner’s derivative activities and 2) supplement key controls previously existing in the process.  Further, the desktop procedure provides for a more robust review of the Managing General Partner’s derivative process.  This procedure will continue to be enhanced throughout the fourth quarter of 2008.

Remediation of Material Weaknesses in Internal Control

PDC, the Managing General Partner, with oversight from the Audit Committee of its Board of Directors, has been addressing the material weaknesses disclosed in its 2007 Annual Report on Form 10-K and Item 4 of its subsequently filed Quarterly Report on Form 10-Q.  PDC believes, through the implementation of the above changes in internal controls over financial reporting, that it will be able to remediate these known material weaknesses as of December 31, 2008.  However, these control weaknesses will not be considered remediated until the changes in internal controls over financial reporting are operating effectively for a sufficient period of time and PDC has concluded, through testing, that these controls are operating effectively.

Until PDC, the Managing General Partner, has concluded that it has remediated these known material weaknesses in internal control over financial reporting, the Managing General Partner will perform additional analysis and procedures in order to ensure that its condensed consolidated financial statements contained in its subsequent SEC filings are prepared in accordance with generally accepted accounting principles in the United States.

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

In addition to the remedial measures already taken by the Partnership personnel and the Managing General Partner, the Partnership plans to initiate a plan to make similar changes to internal control over financial reporting to improve controls over certain key financial statement spreadsheets that support all significant balance sheet and income statement accounts.  The Partnership will also create and document a procedural framework to ensure the completeness and accuracy of the Partnership’s derivative activities.  This plan is expected to be complete by December 31, 2008 with implementation planned for the first half of 2009.  At present, the Partnership has not quantified the cost of this initiative, however the majority of this cost is expected to be paid by the Managing General Partner.

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

The Partnership is subject to complex federal, state, local and other laws and regulations that could adversely affect the cost, manner or feasibility of doing business.

The Partnership’s exploration, development and production are regulated extensively at the federal, state and local levels. Environmental and other governmental laws and regulations have increased the costs to plan, design, drill, install, operate and abandon natural gas and oil wells.  Under these laws and regulations, we could also be liable for personal injuries, property damage and other damages.  Failure to comply with these laws and regulations may result in the suspension or termination of operations and subject us to administrative, civil and criminal penalties.  Moreover, public interest in environmental protection has increased in recent years, and environmental organizations have opposed, with some success, certain drilling projects.

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

Recent disruptions in the global financial markets and the likely related economic downturn may further decrease the demand for oil and gas and the process of oil and gas.

During the third quarter of 2008 and to date, prices for oil and gas decreased significantly.  The well-publicized global financial market disruptions and the related economic downturn may additionally decrease demand for oil and gas and therefore lower oil and gas prices.  If there is such an additional reduction in demand, the production of gas in particular may be in oversupply.  We operate in a highly competitive industry, and certain competitors may have lower operating costs in such an environment.  Furthermore, as a result of these disruptions in the financial markets, it is possible that in future years the Partnership would not be able to borrow sufficient funds to recomplete most of the wells producing from the Codell formation in the Wattenberg Field wells after they have been in production for five years or more, although the exact timing may be delayed or accelerated due to changing commodity prices.  For more information regarding the Wattenberg Field recompletion plan, see Item 1 Business, Plan of Operations of the Partnership’s Form 10/A filed August 6, 2008.

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
November 14, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Richard W. McCullough	Chief Executive Officer	November 14, 2008
Petroleum Development Corporation,
Managing General Partner of the Registrant
(Principal financial officer)

/s/ Darwin L. Stump	Chief Accounting Officer	November 14, 2008
Petroleum Development Corporation,
Managing General Partner of the Registrant
(Principal accounting officer)