Form 10-Q/A
period 2008-06-30
ROCKIES REGION 2007 LP
filed 2008-12-10
CIK 1407805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q/A
(AMENDMENT NO. 2)

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

ROCKIES REGION 2007 LIMITED PARTNERSHIP

EXPLANATORY NOTE

The purpose of this Amendment No. 2 to Rockies Region 2007 Limited Partnership’s Form 10-Q for the period ended June 30,2008, filed on September 30, 2008 (the “Original Filing”) and amended on November 14, 2008, is to update the Item 6, Exhibits index to include Exhibit 32 Section 1350 certification by the Chief Financial Officer of the Managing General Partner, and to incorporate this exhibit herewith, in response to comments received from the staff of the Securities and Exchange Commission

PART 1 - FINANCIAL INFORMATION

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

ROCKIES REGION 2007 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

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

ROCKIES REGION 2007 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

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

Below are the net quantities of net proved reserves of the Partnership Properties.

	Oil (Bbls)
	June 30, 2008	December 31, 2007

Proved reserves:
Beginning of period	361,100	-
Revisions of previous estimates	49,000	-
New discoveries, extensions and other additions	1,738,400	374,300
Production	(97,700)	(13,200)
End of Period	2,050,800	361,100

	Gas (Mcfs)
	June 30, 2008	December 31, 2007
Proved reserves:
Beginning of period	1,207,200	-
Revisions of previous estimates	352,800	-
New discoveries, extensions and other additions	34,254,500	1,231,500
Production	(927,500)	(24,300)
End of Period	34,887,000	1,207,200

	June 30, 2008	December 31, 2007
Proved Developed Reserves, as of:
Oil (Bbls)	1,148,270	191,281
Natural Gas (Mcf)	19,532,481	599,714

ROCKIES REGION 2007 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

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

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This periodic report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  All statements other than statements of historical facts included in and incorporated by reference into this Form 10-Q are forward-looking statements.  These forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected.  Among those risks, trends and uncertainties are our estimates of the sufficiency of our existing capital sources, our ability to raise additional capital to fund cash requirements for future operations, the uncertainties involved in estimating quantities of proved oil and natural gas reserves, in successfully drilling productive wells and in prospect development and property acquisitions and in projecting future rates of production, the timing of development expenditures and drilling of wells, our ability to sell our produced natural gas and oil and the prices we receive for  production, our ability to comply with changes in federal, state, local, and other laws and regulations, including environmental policies, the significant fluctuations in the oil and natural gas environment and the Partnership’s ability to meet our price risk management objectives and the operating hazards inherent to the oil and natural gas business.  In particular, careful consideration should be given to cautionary statements made in this Form 10-Q/A Amendment No. 2, our Report on Form 10 filed on April 29, 2008 (“the Original Filing”) and Amendment No. 2 filed on November 14, 2008, and our other SEC filings and public disclosures.  We undertake no duty to update or revise these forward-looking statements.

Overview

The results of operations for the three and six months ended June 30, 2008, were significantly impacted by record high oil and natural gas prices, which benefited the Partnership in terms of oil and natural gas sales and cash flows from operating activities, but also resulted in significant realized and unrealized oil and gas price risk management losses.  See Oil and gas price risk management loss, net discussion below for a detailed discussion of realized and unrealized losses on oil and natural gas derivative activity.

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

ROCKIES REGION 2007 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

ROCKIES REGION 2007 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

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
December 10, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Richard W. McCullough	Chief Executive Officer	December 10, 2008
Petroleum Development Corporation,
Managing General Partner of the Registrant

/s/ Gysle R. Shellum	Chief Financial Officer	December 10, 2008
Petroleum Development Corporation,
Managing General Partner of the Registrant