Form 10-Q
period 2009-06-30
ROCKIES REGION 2007 LP
filed 2009-08-14
CIK 1407805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009
or

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

As of July 31, 2009, the Partnership had 4,470 units of limited partnership interest and no units of additional general partnership interest outstanding.

ROCKIES REGION 2007 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

PART I – FINANCIAL INFORMATION

Item 1.    Condensed Financial Statements (unaudited)

Rockies Region 2007 Limited Partnership
Condensed Balance Sheets
(unaudited)

	June 30,	December 31,
	2009	2008*
Assets

Current assets:
Cash and cash equivalents	$1,363,552	$1,352,993
Accounts receivable	1,542,267	2,801,449
Oil inventory	43,774	44,562
Due from Managing General Partner-derivatives	7,712,356	12,096,394
Due from Managing General Partner-other, net	3,799,979	8,849,169
Total current assets	14,461,928	25,144,567

Oil and gas properties, successful efforts method	118,545,118	117,325,135
Drilling advances to Managing General Partner	-	719,724
Oil and gas properties, at cost	118,545,118	118,044,859
Less: Accumulated depreciation, depletion and amortization	(24,905,006)	(16,028,595)
Oil and gas properties, net	93,640,112	102,016,264

Due from Managing General Partner-derivatives	809,753	3,957,702
Total noncurrent assets	94,449,865	105,973,966

Total Assets	$108,911,793	$131,118,533

Liabilities and Partners' Equity

Current liabilities:
Accounts payable and accrued expenses	$268,242	$750,904
Due to Managing General Partner-derivatives	548,455	-
Total current liabilities	816,697	750,904

Due to Managing General Partner-derivatives	4,486,036	421,364
Asset retirement obligations	430,109	416,110
Total liabilities	5,732,842	1,588,378

Commitments and contingencies

Partners' equity:
Managing General Partner	32,982,264	42,962,019
Limited Partners - 4,470 units issued and outstanding	70,196,687	86,568,136
Total Partners' equity	103,178,951	129,530,155

Total Liabilities and Partners' Equity	$108,911,793	$131,118,533

*Derived from audited December 31, 2008 balance sheet contained in the Partnership's Form 10-K for the year ended December 31, 2008.

See accompanying notes to unaudited condensed financial statements.

Rockies Region 2007 Limited Partnership
Condensed Statements of Operations
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Revenues:
Oil and gas sales	$4,158,695	$12,615,631	$9,732,146	$17,696,723
Oil and gas price risk management loss, net	(4,238,680)	(19,657,987)	(3,632,373)	(26,571,480)
Total revenues	(79,985)	(7,042,356)	6,099,773	(8,874,757)

Operating costs and expenses:
Production and operating costs	1,173,086	1,640,573	2,749,127	2,182,249
Direct costs - general and administrative	87,645	220,925	312,136	259,824
Depreciation, depletion and amortization	4,241,517	2,781,142	8,876,411	4,093,534
Accretion of asset retirement obligations	6,999	5,703	13,999	8,329
Total operating costs and expenses	5,509,247	4,648,343	11,951,673	6,543,936

Loss from operations	(5,589,232)	(11,690,699)	(5,851,900)	(15,418,693)
Interest income	872	37,448	19,295	75,634

Net loss	$(5,588,360)	$(11,653,251)	$(5,832,605)	$(15,343,059)

Net loss allocated to partners	$(5,588,360)	$(11,653,251)	$(5,832,605)	$(15,343,059)
Less: Managing General Partner interest in net loss	(2,067,693)	(4,311,703)	(2,158,064)	(5,676,932)
Net loss allocated to Investor Partners	$(3,520,667)	$(7,341,548)	$(3,674,541)	$(9,666,127)

Net loss per Investor Partner unit	$(788)	$(1,642)	$(822)	$(2,162)

Investor Partner units outstanding	4,470.00	4,470.00	4,470.00	4,470.00

See accompanying notes to unaudited condensed financial statements.

Rockies Region 2007 Limited Partnership
Condensed Statements of Cash Flows
(unaudited)

	Six months ended June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(5,832,605)	$(15,343,059)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	8,876,411	4,093,534
Accretion of asset retirement obligations	13,999	8,329
Unrealized loss on derivative transactions	12,145,114	24,713,216
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	1,259,182	(5,909,601)
Decrease in interest receivable	-	531,867
Decrease (increase) in oil inventory	788	(42,572)
(Decrease) increase in accounts payable and accrued expenses	(482,662)	864,438
Decrease (increase) in due from/to Managing General Partner - other, net	5,049,190	(2,852,030)
Net cash provided by operating activities	21,029,417	6,064,122

Cash flows from investing activities:
Capital expenditures for oil and gas properties	(500,259)	-
Net cash used in investing activities	(500,259)	-

Cash flows from financing activities:
Distributions to Partners	(20,518,599)	(5,518,695)
Net cash used in financing activities	(20,518,599)	(5,518,695)

Net increase in cash and cash equivalents	10,559	545,427
Cash and cash equivalents, beginning of period	1,352,993	783,845
Cash and cash equivalents, end of period	$1,363,552	$1,329,272

Supplemental disclosure of non-cash activity:

Asset retirement obligations, with corresponding increase to oil and gas properties	$-	$282,240

See accompanying notes to unaudited condensed financial statements.

ROCKIES REGION 2007 LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2009
(unaudited)

Note 1−General and Basis of Presentation

The Rockies Region 2007 Limited Partnership (the “Partnership” or the “Registrant”) was organized as a limited partnership on May 22, 2007 (date of inception), in accordance with the laws of the State of West Virginia for the purpose of engaging in the exploration and development of oil and natural gas properties.  Upon completion of its sale of Partnership units on August 31, 2007, the Partnership was funded and commenced its business operations.  The Partnership owns natural gas and oil wells located in Colorado and from the wells, it produces and sells natural gas and oil.

Purchasers of partnership units subscribed to and fully paid for 38.5 units of limited partner interests and 4,431.5 units of additional general partner interests at $20,000 per unit.  In accordance with the terms of the Limited Partnership Agreement (the “Agreement”), Petroleum Development Corporation, a Nevada Corporation, is the Managing General Partner of the Partnership (hereafter, the “Managing General Partner,” “MGP” or “PDC”) and has a 37% ownership in the Partnership.  Upon completion of the drilling phase of the Partnership's wells, all additional general partners units were converted into units of limited partner interests and thereafter became limited partners of the Partnership. Throughout the term of the Partnership, revenues, costs, and cash distributions are allocated 63% to the limited and additional general partners (collectively, the “Investor Partners”), which are shared pro rata based upon the portion of units owned in the Partnership, and 37% to the Managing General Partner.  As of June 30, 2009, there were 1,782 Investor Partners who own 4,470 outstanding units of Partnership interests.

The Managing General Partner, under the terms of the Drilling and Operating Agreement (the “D&O Agreement”), actively manages and conducts the business of the Partnership.  PDC has full authority under the D&O Agreement to do any and all things necessary to conduct the Partnership’s business.

The accompanying interim unaudited condensed financial statements have been prepared without audit in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission, or SEC.  Accordingly, pursuant to certain rules and regulations, certain notes and other financial information included in audited financial statements have been condensed or omitted.  In the Partnership’s opinion, the accompanying interim unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Partnership's financial position, results of operations and cash flows for the periods presented.  The interim results of operations and cash flows for the six months ended June 30, 2009, are not necessarily indicative of the results to be expected for the full year or any other future period.

The accompanying interim unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 2008, as filed with the SEC on March 31, 2009 (“the 2008 Form 10-K”).

Reclassifications

Certain amounts in the prior period have been reclassified to conform to the current year classifications with no effect on previously reported net income loss or Partners’ equity.  For more information on these reclassifications, see Note 3, −Transactions with Managing General Partner and Affiliates.

Note 2−Recent Accounting Standards

ROCKIES REGION 2007 LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2009
(unaudited)

Recently Adopted Accounting Standards

In December 2007, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or FAS, No. 141 (revised 2007), Business Combinations, or FAS No. 141(R).  FAS No. 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their acquisition-date fair values.  FAS No. 141(R) also requires disclosure of the information necessary for investors and other users to evaluate and understand the nature and financial effect of the business combination.  Additionally, FAS No. 141(R) requires that acquisition-related costs be expensed as incurred.  The provisions of FAS No. 141(R) are effective for acquisitions completed on or after January 1, 2009; however, the income tax provisions of FAS No. 141(R) became effective as of that date for all acquisitions, regardless of the acquisition date.  FAS No. 141(R) amends FAS No. 109, Accounting for Income Taxes, to require the acquirer to recognize changes in the amount of its deferred tax benefits recognizable due to a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances.  FAS No. 141(R) further amends FAS No. 109 and FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes, to require, subsequent to a prescribed measurement period, changes to acquisition-date income tax uncertainties to be reported in income from continuing operations and changes to acquisition-date acquiree deferred tax benefits to be reported in income from continuing operations or directly in contributed capital, depending on the circumstances.  In April 2009, the FASB issued FASB Staff Position, or FSP, No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP 141(R)-1”), amending the guidance of FAS No. 141(R) to require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated and if not, the asset and liability would generally be recognized in accordance with FAS No. 5, Accounting for Contingencies, and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss.  Further, FSP 141(R)-1 requires that certain acquired contingencies be treated as contingent consideration and measured both initially and subsequently at fair value.  The Partnership adopted the provisions of FAS No. 141(R) and FSP 141(R)-1 effective January 1, 2009, for which the provisions will be applied prospectively in the Partnership’s accounting for future acquisitions, if any.  This adoption had no impact on the Partnership’s financial statements.

In December 2007, the FASB issued FAS No. 160, Non-controlling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51 (“FAS No. 160”).  FAS No. 160 requires the accounting and reporting for minority interests to be recharacterized as non-controlling interests and classified as a component of equity.  Additionally, FAS No. 160 establishes reporting requirements that provide sufficient disclosures which clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners.  The Partnership’s adoption of the provisions of FAS No. 160 effective January 1, 2009 had no impact on the Partnership’s financial statements.

In February 2008, the FASB issued FSP No. 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of FAS No. 157, Fair Value Measurements, by one year (to January 1, 2009) for nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  Effective January 1, 2009, the Partnership adopted the provisions of FAS No. 157 with respect to nonfinancial assets and liabilities as delayed by FSP 157-2.  The adoption of FSP 157-2 did not have a material impact on the Partnership’s financial statements.  See Note 4, Fair Value Measurements.

In March 2008, the FASB issued FAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133, which changes the disclosure requirements for derivative instruments and hedging activities.  Enhanced disclosures are required to provide information about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  The Partnership adopted the provisions of FAS No. 161 effective January 1, 2009.  The adoption of FAS No. 161 did not have a material impact on the Partnership’s financial statements.  For more information on the Partnership’s derivative accounting, see Note 5, Derivative Financial Instruments.

ROCKIES REGION 2007 LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2009
(unaudited)

In May 2009, the FASB issued FAS No. 165, Subsequent Events (“FAS No. 165”).  FAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  Specifically, FAS No. 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  FAS No. 165 is effective for interim or annual periods ending after June 15, 2009, and is applied prospectively.  The Partnership adopted FAS No. 165 as of June 30, 2009.  The Partnership has evaluated its activities subsequent to June 30, 2009, through August 14, 2009 (the date the financial statements were issued), and has concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements.

Recently Issued Accounting Standards

In January 2009, the SEC published its final rule, Modernization of Oil and Gas Reporting, which modifies the SEC’s reporting and disclosure rules for oil and natural gas reserves.  The most notable changes of the final rule include the replacement of the single day period-end pricing to value oil and natural gas reserves to a 12-month average of the first day of the month price for each month within the reporting period.  The final rule also permits voluntary disclosure of probable and possible reserves, a disclosure previously prohibited by SEC rules.  The revised reporting and disclosure requirements are effective for the Partnership’s Annual Report on Form 10-K for the year ending December 31, 2009.  Early adoption is not permitted.  We are evaluating the impact that adoption of this final rule will have on the Partnership’s financial statements, related disclosure and management’s discussion and analysis.

In June 2009, the FASB issued FAS No. 167, Amendments to FASB Interpretation No. 46(R), to improve financial reporting by enterprises involved with variable interest entities by addressing (1) the effects on certain provisions of FIN 46 (revised December 2003) (“FIN 46(R)”), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in FAS No. 166, Accounting for Transfers of Financial Assets, and (2) constituent concerns about the application of certain key provisions of FIN 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2009, with earlier adoption prohibited.  We are evaluating the impact that the adoption of FAS No. 167 will have on the Partnership’s financial statements, related disclosure and management’s discussion and analysis.

In June 2009, the FASB issued FAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.  This standard replaces FAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes only two levels of U.S. GAAP, authoritative and non-authoritative.  The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative, nongovernmental U.S. generally accepted accounting principles (“GAAP”), except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants.  All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative.  This standard is effective for financial statements issued for fiscal years and interim periods ending after September 15, 2009.  As the Codification was not intended to change or alter existing GAAP, we do not expect the adoption to have any impact on the Partnership’s financial statements.

Note 3−Transactions with Managing General Partner and Affiliates

The Managing General Partner transacts business on behalf of the Partnership under the authority of the D&O Agreement. Revenues and other cash inflows received on behalf of the Partnership are distributed to the Partners net of (after deducting) corresponding operating costs and other cash outflows incurred on behalf of the Partnership.

The fair value of the Partnership’s portion of unexpired derivative instruments is recorded on the balance sheet under the captions “Due from Managing General Partner–derivatives,” in the case of net unrealized gains or “Due to Managing General Partner–derivatives,” in the case of net unrealized losses.  The fair value of derivative instruments previously reported at December 31, 2008, in which individual contracts held by each counterparty were aggregated, or netted, for determining presentation as a net asset or net liability of the Partnership, have been reclassified to conform to the current year individual contract presentation methodology.

ROCKIES REGION 2007 LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2009
(unaudited)

Undistributed oil and natural gas revenues collected by the Managing General Partner from the Partnership’s customers in the amount of $2,689,865 and $5,820,033 as of June 30, 2009 and December 31, 2008, respectively, are included in the balance sheet caption “Due from Managing General Partner - other, net.”  This $5,820,033 portion of undistributed oil and natural gas revenues at December 31, 2008 has been reclassified from “Accounts Receivable” to “Due from Managing General Partner – other, net” to conform to the current year presentation.  Realized gains or losses that have not yet been distributed to the Partnership are included in the balance sheet captions “Due from Managing General Partner-other, net” or “Due to Managing General Partner-other, net,” respectively.  Undistributed realized gains amounted to $3,087,968 and $5,028,480 as of June 30, 2009 and December 31, 2008, respectively.  All other unsettled transactions between the Partnership and the Managing General Partner are recorded net on the balance sheet under the caption “Due from (to) Managing General Partner – other, net.”

The following table presents transactions with the Managing General Partner and its affiliates for the periods described below.  Additionally, refer to Note 5, Derivative Financial Instruments for derivative transactions between the Partnership and the Managing General Partner.

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Well operations and maintenance	536,288	637,730	1,492,014	636,757
Gathering, compression and processing fees	164,625	104,826	372,817	145,976
Direct costs - general and administrative	87,645	220,925	312,136	259,824
Cash distributions*	3,238,845	2,041,914	7,821,691	2,041,914

*Partnership cash distributions commenced in May 2008.  PDC has repurchased no Investor Partner units as of July 31, 2009.  Accordingly, cash distributions represent amounts allocable to PDC solely as Managing General Partner.

Note 4−Fair Value Measurements

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

ROCKIES REGION 2007 LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2009
(unaudited)

•
Level 3 – Unobservable inputs for the asset or liability, including situations where there is little, if any, market activity for the asset or liability.  Included in Level 3 are the Partnership’s asset retirement obligations and the Partnership’s commodity derivative instruments for Colorado Interstate Gas, or CIG, based fixed-price natural gas swaps, collars and floors, oil swaps, and natural gas basis protection swaps.

Derivative Financial Instruments.  The Partnership measures fair value based upon quoted market prices, where available.  The valuation determination includes: (1) identification of the inputs to the fair value methodology through the review of counterparty statements and other supporting documentation, (2) determination of the validity of the source of the inputs, (3) corroboration of the original source of inputs through access to multiple quotes, if available, or other information and (4) monitoring changes in valuation methods and assumptions.  The methods described above may produce a fair value calculation that may not be indicative of future fair values.  The valuation determination also gives consideration to nonperformance risk on Partnership liabilities in addition to nonperformance risk on PDC’s own business interests and liabilities, as well as the credit standing of derivative instrument counterparties.  The Managing General Partner primarily uses two investment grade financial institutions as counterparties to its derivative contracts, who hold the majority of the Managing General Partner’s derivative assets.  The Managing General Partner has evaluated the credit risk of the Partnership’s derivative assets from counterparties holding its derivative assets using relevant credit market default rates, giving consideration to amounts outstanding for each counterparty and the duration of each outstanding derivative position.  Based on the Managing General Partner’s evaluation, the Partnership has determined that the impact of counterparty non-performance on the fair value of the Partnership’s derivative instruments is insignificant.  As of June 30, 2009, no valuation allowance has been recorded by the Partnership.  Furthermore, while the Managing General Partner believes these valuation methods are appropriate and consistent with that used by other market participants, the use of different methodologies, or assumptions, to determine the fair value of certain financial instruments could result in a different estimate of fair value.

The following table presents, by hierarchy level, the Partnership’s derivative financial instruments, including both current and non-current portions, measured at fair value for the periods described:

	Level 1	Level 3	Total

As of December 31, 2008
Assets:
Commodity based derivatives	$-	$16,054,096	$16,054,096
Total assets	-	16,054,096	16,054,096

Liabilities:
Basis protection derivative contracts	-	(421,364)	(421,364)
Total liabilities	-	(421,364)	(421,364)

Net asset	$-	$15,632,732	$15,632,732

As of June 30, 2009
Assets:
Commodity based derivatives	$584	$8,521,525	$8,522,109
Total assets	584	8,521,525	8,522,109

Liabilities:
Commodity based derivatives	(493,789)	$(17,948)	(511,737)
Basis protection derivative contracts	-	(4,522,754)	(4,522,754)
Total liabilities	(493,789)	(4,540,702)	(5,034,491)

Net (liability) asset	$(493,205)	$3,980,823	$3,487,618

ROCKIES REGION 2007 LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2009
(unaudited)

The following table sets forth the changes of the Partnership’s Level 3 derivative financial instruments measured on a recurring basis:

Six months ended
June 30, 2009
Fair value, net asset, as of December 31, 2008	$15,632,732
Change in fair value included in statement of operations line item:
Oil and gas price risk management loss, net	(3,139,168)
Settlements	(8,512,741)
Fair value, net asset, as of June 30, 2009	$3,980,823

Change in unrealized gains (losses) relating to assets (liabilities) still held as of June 30, 2009, included in statement of operations line item:
Oil and gas price risk management loss, net	$(4,535,716)

See Note 5, Derivative Financial Instruments, for additional disclosure related to the Partnership’s derivative financial instruments.

Non-Derivative Assets and Liabilities.  The carrying values of the financial instruments comprising “Cash and cash equivalents,” “Accounts receivable,” “Accounts payable and accrued expenses” and “Due to (from) Managing General Partner-other, net” approximate fair value due to the short-term maturities of these instruments.

In accordance with FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Partnership assesses its proved oil and gas properties for possible impairment, upon a triggering event, by comparing net capitalized costs to estimated undiscounted future net cash flows on a field-by-field basis using estimated production based upon prices at which the Partnership reasonably estimates the commodity to be sold.  The estimates of future prices may differ from current market prices of oil and natural gas.  Certain events, including but not limited to, downward revisions in estimates to the Partnership’s reserve quantities, expectations of falling commodity prices or rising operating costs could result in a triggering event and, therefore, a possible impairment of the Partnership’s oil and natural gas properties.  If net capitalized costs exceed undiscounted future net cash flows, the measurement of impairment is based on estimated fair value utilizing a future discounted cash flow analysis and is measured by the amount by which the net capitalized costs exceed their fair value.  During the six months ended June 30, 2009 and 2008, there were no triggering events; therefore, no impairment of oil and gas properties was recognized.

The Partnership accounts for asset retirement obligations by recording the estimated fair value of the plugging and abandonment obligations when incurred, which is when the well is completely drilled.  The Partnership estimates the fair value of the plugging and abandonment obligations based on a discounted cash flows analysis.  Upon initial recognition of an asset retirement obligation, the Partnership increases the carrying amount of the long-lived asset by the same amount as the liability.  Over time, the liabilities are accreted for the change in their present value, through charges to “Accretion of asset retirement obligations” on the statement of operations.  The initial capitalized costs are depleted based on the useful lives of the related assets, through charges to depreciation, depletion and amortization.  If the fair value of the estimated asset retirement obligation changes, an adjustment is recorded to both the asset retirement obligation and the asset retirement cost.  Revisions in estimated liabilities can result from revisions of estimated inflation rates, escalating retirement costs and changes in the estimated timing of settling asset retirement obligations.

ROCKIES REGION 2007 LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2009
(unaudited)

Note 5−Derivative Financial Instruments

The Partnership is exposed to the effect of market fluctuations in the prices of oil and natural gas.  Price risk represents the potential risk of loss from adverse changes in the market price of oil and natural gas commodities.  The Managing General Partner employs established policies and procedures to manage the risks associated with these market fluctuations using derivative instruments.  Partnership policy prohibits the use of oil and natural gas derivative instruments for speculative purposes.

The Partnership has elected not to designate any of the Partnership’s derivative instruments as hedges.  Accordingly, the Partnership recognizes all derivative instruments as either assets or liabilities on its balance sheets at fair value.  Changes in the fair value of those derivative instruments allocated to the Partnership are recorded in the Partnership’s statements of operations.  Changes in the fair value of derivative instruments related to the Partnership’s oil and gas sales activities are recorded in “Oil and gas price risk management, net.”

Valuation of a contract’s fair value is performed internally and, while the Managing General Partner uses common industry practices to develop the Partnership’s valuation techniques, changes in pricing methodologies or the underlying assumptions could result in different fair values.  See Note 4, Fair Value Measurements, for a discussion of how the Managing General Partner determines the fair value of the Partnership’s derivative instruments.

As of June 30, 2009, the Managing General Partner had derivative contracts in place for a portion of the Partnership’s anticipated production through 2013 for a total of 4,212 MMbtu of natural gas and 164 MBbls of crude oil.
Derivative Strategies.  The Partnership’s results of operations and operating cash flows are affected by changes in market prices for oil and natural gas.  To mitigate a portion of the exposure to adverse market changes, the Managing General Partner has entered into various derivative contracts.

For Partnership oil and gas sales, the Managing General Partner enters into, for the Partnership’s production, derivative contracts to protect against price declines in future periods.  While these derivatives are structured to reduce exposure to changes in price associated with the derivative commodity, they also limit the benefit the Partnership might otherwise have received from price increases in the physical market.  The Partnership believes the derivative instruments in place continue to be effective in achieving the risk management objectives for which they were intended.

As of June 30, 2009, the Partnership’s oil and natural gas derivative instruments were comprised of commodity collars, commodity swaps and basis protection swaps.

•
Collars contain a fixed floor price (put) and ceiling price (call).  If the market falls below the fixed put strike price, PDC, as Managing General Partner, receives the market price from the purchaser and receives the difference between the put strike price and market price from the counterparty.  If the market price exceeds the fixed call strike price, PDC, as Managing General Partner, receives the market price from the purchaser and pays the difference between the call strike price and market price to the counterparty.  If the market price is between the call and put strike price, no payments are due to or from the counterparty.

•
Swaps are arrangements that guarantee a fixed price.  If the market price is below the fixed contract price, PDC, as Managing General Partner, receives the market price from the purchaser and receives the difference between the market price and the fixed contract price from the counterparty.  If the market price is above the fixed contract price, PDC, as Managing General Partner, receives the market price from the purchaser and pays the difference between the market price and the fixed contract price to the counterparty.

ROCKIES REGION 2007 LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2009
(unaudited)

•
Basis protection swaps are arrangements that guarantee a price differential for natural gas from a specified delivery point.  For CIG basis protection swaps, which have negative differentials to NYMEX, PDC, as Managing General Partner, receives a payment from the counterparty if the price differential is greater than the stated terms of the contract and pays the counterparty if the price differential is less than the stated terms of the contract.

The Partnership’s derivative instruments are recorded at fair value.  The following table summarizes the location and fair value amounts of the Partnership’s derivative instruments in the accompanying balance sheets as of June 30, 2009, and December 31, 2008.

			Fair Value
			As of
		Balance Sheet	June 30,	December 31,
Derivative instruments not designated as hedge (1):		line item	2009	2008

Derivative Assets:	Current
	Commodity contracts	Due from Managing General Partner-derivatives	$7,712,356	$12,096,394

	Non Current
	Commodity contracts	Due from Managing General Partner-derivatives	809,753	3,957,702

Total Derivative Assets			8,522,109	16,054,096

Derivative Liabilities:	Current
	Commodity contracts	Due to Managing General Partner-derivatives	$(109,923)	$-

	Basis protection contracts	Due to Managing General Partner-derivatives	(438,532)	-
	Non Current
	Commodity contracts	Due to Managing General Partner-derivatives	(401,814)	-

	Basis protection contracts	Due to Managing General Partner-derivatives	(4,084,222)	(421,364)

Total Derivative Liabilities			$(5,034,491)	$(421,364)

 (1) As of June 30, 2009 and December 31, 2008, none of the Partnership’s derivative instruments were designated as hedges.

ROCKIES REGION 2007 LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2009
(unaudited)

The following table summarizes the impact of the Partnership’s derivative instruments on the Partnership’s accompanying statements of operations for the three and six months ended June 30, 2009 and 2008.

	Three months ended June 30,
	2009			2008
Statement of operations line item	Reclassification of Realized Gains (Losses) Included in Prior Periods Unrealized	Realized and Unrealized Gains (Losses) For the Current Period	Total	Reclassification of Realized Gains (Losses) Included in Prior Periods Unrealized	Realized and Unrealized Gains (Losses) For the Current Period	Total

Oil and gas price risk management, net
Realized gains (losses)	$3,424,325	$(336,357)	$3,087,968	$(1,815,291)	$219,660	$(1,595,631)
Unrealized (losses) gains	(3,424,325)	(3,902,323)	(7,326,648)	1,815,291	(19,877,647)	(18,062,356)
Total oil and gas price risk management loss, net	$-	$(4,238,680)	$(4,238,680)	$-	$(19,657,987)	$(19,657,987)

	Six months ended June 30,
	2009			2008
Statement of operations line item	Reclassification of Realized Gains (Losses) Included in Prior Periods Unrealized	Realized and Unrealized Gains (Losses) For the Current Period	Total	Reclassification of Realized Gains (Losses) Included in Prior Periods Unrealized	Realized and Unrealized Gains (Losses) For the Current Period	Total

Oil and gas price risk management, net
Realized gains (losses)	$7,098,251	$1,414,490	$8,512,741	$(349,959)	$(1,508,305)	$(1,858,264)
Unrealized (losses) gains	(7,098,251)	(5,046,863)	(12,145,114)	349,959	(25,063,175)	(24,713,216)
Total oil and gas price risk management loss, net	$-	$(3,632,373)	$(3,632,373)	$-	$(26,571,480)	$(26,571,480)

Concentration of Credit Risk. A significant portion of the Partnership’s liquidity is concentrated in derivative instruments that enables the Partnership to manage a portion of its exposure to price volatility from producing oil and natural gas.  These arrangements expose the Partnership to credit risk of nonperformance by the counterparties.  The Managing General Partner primarily uses two financial institutions, who are also major lenders in the Managing General Partner’s credit facility agreement, as counterparties to the derivative contracts

Note 6−Commitments and Contingencies

Colorado Royalty Settlement.  On May 29, 2007, Glen Droegemueller, individually and as representative plaintiff on behalf of all others similarly situated, filed a class action complaint against the Managing General Partner in the District Court, Weld County, Colorado alleging that the Managing General Partner underpaid royalties on natural gas produced from wells operated by the Managing General Partner in parts of the State of Colorado (the “Droegemueller Action”).  The plaintiff sought declaratory relief and to recover an unspecified amount of compensation for underpayment of royalties paid by us pursuant to leases.  The Managing General Partner removed the case to Federal Court on June 28, 2007.  On October 10, 2008, the court preliminarily approved a settlement agreement between the plaintiffs and the Managing General Partner, on behalf of itself and the Partnership.  Although the Partnership was not named as a party in the suit, the lawsuit states that it relates to all wells operated by the Managing General Partner, which includes a majority of the Partnership’s 75 wells in the Wattenberg field.  The portion of the settlement relating to the Partnership’s wells for all periods through June 30, 2009 that has been expensed by the Partnership is approximately $125,000 including associated legal costs of approximately $10,000.  This settlement, excluding legal fees, was deposited by the Managing General Partner into an escrow account on November 3, 2008.  Notice of the settlement was mailed to members of the class action suit in the fourth quarter of 2008.  The final settlement was approved by the court on April 7, 2009.  Settlement distribution checks were mailed in July 2009.

Colorado Stormwater Permit.  On December 8, 2008, the Managing General Partner received a Notice of Violation /Cease and Desist Order (the “Notice”) from the Colorado Department of Public Health and Environment, related to the stormwater permit for the Garden Gulch Road.  The Managing General Partner manages this private road for Garden Gulch LLC.  The Managing General Partner is one of eight users of this road, all of which are oil and gas companies operating in the Piceance region of Colorado.  Operating expenses, including this fine, if any, are allocated among the eight users of the road based upon their respective usage.  The Partnership has 24 wells in this region.  The Notice alleges a deficient and/or incomplete stormwater management plan, failure to implement best management practices and failure to conduct required permit inspections.  The Notice requires corrective action and states that the recipient shall cease and desist such alleged violations.  The Notice states that a violation could result in civil penalties up to $10,000 per day.  The Managing General Partner’s responses were submitted on February 6, 2009, and April 8, 2009.  Given the preliminary stage of this proceeding and the inherent uncertainty in administrative actions of this nature, the Managing General Partner is unable to predict the ultimate outcome of this administrative action at this time.

Derivative Contracts.  The Partnership is exposed to oil and natural gas price fluctuations on underlying sales contracts should the counterparties to the Managing General Partner’s derivative instruments not perform.  Nonperformance is not anticipated.  The Managing General Partner has had no counterparty default losses.

Note 7−Subsequent Events

The Managing General Partner has evaluated the Partnership’s activities subsequent to June 30, 2009, though August 14, 2009 (the date the financial statements were issued), and has concluded that no subsequent events have occurred that would require recognition in the Partnership’s financial statements or disclosure in the notes to the unaudited condensed financial statements.

ROCKIES REGION 2007 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-looking Statements

This periodic report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”) regarding Rockies Region 2007 Limited Partnership’s (the “Partnership’s” or the “Registrant’s”) business, financial condition, results of operations and prospects.  All statements other than statements of historical facts included in and incorporated by reference into this report are forward-looking statements.  Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements herein, which include statements of estimated oil and natural gas production and reserves, drilling plans, future cash flows, anticipated liquidity, anticipated capital expenditures and the Managing General Partner Petroleum Development Corporation’s (“MGP’s” or “PDC’s”) strategies, plans and objectives.  However, these are not the exclusive means of identifying forward-looking statements herein.  Although forward-looking statements contained in this report reflect the Managing General Partner's good faith judgment, such statements can only be based on facts and factors currently known to the Managing General Partner.  Consequently, forward-looking statements are inherently subject to risks and uncertainties, including risks and uncertainties incidental to the development, production and marketing of natural gas and oil, and actual outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to:

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

Further, the Partnership urges you to carefully review and consider the cautionary statements made in this report, the Partnership’s annual report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission (“SEC”) on March 31, 2009 (“2008 Form 10-K”), and the Partnership’s other filings with the SEC and public disclosures.  The Partnership cautions you not to place undue reliance on forward-looking statements, which speak only as of the date of this report.  The Partnership undertakes no obligation to update any forward-looking statements in order to reflect any event or circumstance occurring after the date of this report or currently unknown facts or conditions or the occurrence of unanticipated events.

Overview

Rockies Region 2007 Limited Partnership engages in the development, production and sale of oil and natural gas.  The Partnership was organized on May 22, 2007 (date of inception), began oil and gas operations in August 2007 and currently operates 99 gross (97.9 net) wells located in the Rocky Mountain Region in the state of Colorado.  The Partnership sells the produced natural gas to commercial end users, interstate or intrastate pipelines or local utilities, primarily under market sensitive contracts in which the price of natural gas sold varies as a result of market forces.  PDC, on behalf of the Partnership through the D&O Agreement, may enter into fixed price contracts or utilize derivatives, including collars, swaps or basis protection swaps, in order to offset some or all of the price variability for particular periods of time.  Seasonal factors, such as effects of weather on prices received and costs incurred, and availability of pipelines may impact the Partnership's results.  In addition, both sales volumes and prices tend to be affected by demand factors with a significant seasonal component.

ROCKIES REGION 2007 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Results of Operations

The following table sets forth selected information regarding the Partnership’s results of operations, including production volumes, oil and gas sales, average sales prices received, average sales price including realized derivative gains and losses, production and operating costs, depreciation, depletion and amortization costs, other operating income and expenses for the three and six months ended June 30, 2009, or the current three and six month periods, and the three and six months ended June 30 , 2008, or the prior three and six month periods.

	Summary Operating Results
	Three months ended June 30,			Six months ended June 30,
	2009	2008	Change	2009	2008	Change
Number of producing wells (end of period)	99	80	24%	99	80	24%

Production: (1)
Oil (Bbl)	40,307	60,856	-34%	80,067	97,669	-18%
Natural gas (Mcf)	1,005,118	647,174	55%	2,182,712	927,476	135%
Natural gas equivalents (Mcfe) (2)	1,246,960	1,012,311	23%	2,663,114	1,513,491	76%

Average Selling Price (excluding realized gain (loss), net on derivatives)
Oil (per Bbl)	$52.10	$116.82	-55%	$44.06	$104.62	-58%
Natural gas (per Mcf)	2.05	8.51	-76%	2.84	8.06	-65%
Natural gas equivalents (per Mcfe)	3.34	12.46	-73%	3.65	11.69	-69%

Average Selling Price (including realized gain (loss), net on derivatives)
Oil (per Bbl)	$78.47	$97.93	-20%	$77.49	$90.16	-14%
Natural gas (per Mcf)	4.06	7.82	-48%	5.52	7.58	-27%
Natural gas equivalents (per Mcfe)	5.81	10.89	-47%	6.85	10.46	-35%

Average cost per Mcfe
Production and operating costs (3)	$0.94	$1.62	-42%	$1.03	$1.44	-28%
Depreciation, depletion and amortization	3.40	2.75	24%	3.33	2.70	23%

Revenues:
Oil and gas sales	$4,158,695	$12,615,631	-67%	$9,732,146	$17,696,723	-45%
Oil and gas price risk management, net	(4,238,680)	(19,657,987)	-78%	(3,632,373)	(26,571,480)	-86%
Total revenues	$(79,985)	$(7,042,356)	-99%	$6,099,773	$(8,874,757)	-169%

Realized Gain (Loss) on Derivatives, net
Oil derivatives - realized gain (loss)	$1,063,115	$(1,149,281)	193%	$2,676,650	$(1,411,914)	*
Natural gas derivatives - realized gain (loss)	2,024,853	(446,350)	*	5,836,091	(446,350)	*
Total realized gain (loss) on derivatives, net	$3,087,968	$(1,595,631)	*	$8,512,741	$(1,858,264)	*

Operating costs and expenses:
Production and operating costs	$1,173,086	$1,640,573	-28%	$2,749,127	$2,182,249	26%
Direct costs - general and administrative	87,645	220,925	-60%	312,136	259,824	20%
Depreciation, depletion and amortization	4,241,517	2,781,142	53%	8,876,411	4,093,534	117%
Accretion of asset retirement obligations	6,999	5,703	23%	13,999	8,329	68%
Total operating costs and expenses	$5,509,247	$4,648,343	19%	$11,951,673	$6,543,936	83%

Loss from operations	$(5,589,232)	$(11,690,699)	-52%	$(5,851,900)	$(15,418,693)	-62%
Interest income	872	37,448	-98%	19,295	75,634	-74%

Net loss	$(5,588,360)	$(11,653,251)	-52%	$(5,832,605)	$(15,343,059)	-62%

Cash distributions	$8,653,640	$5,518,695	57%	$20,518,599	$5,518,695	*

*Percentage change not meaningful or equal to or greater than 250% or not calculable. Amounts may not calculate due to rounding.
_______________
(1)	Production is net and determined by multiplying the gross production volume of properties in which we have an interest by the percentage of the leasehold or other property interest we own.
(2)	A ratio of energy content of natural gas and oil (six Mcf of natural gas equals one Bbl of oil) was used to obtain a conversion factor to convert oil production into equivalent Mcf of natural gas.
(3)	Production costs represent oil and gas operating expenses which include production taxes.

Definitions used throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations:

ROCKIES REGION 2007 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

•	Bbl – One barrel or 42 U.S. gallons liquid volume
•	MBbl – One thousand barrels
•	Mcf – One thousand cubic feet
•	MMcf – One million cubic feet
•	Mcfe – One thousand cubic feet of natural gas equivalents
•	MMcfe – One million cubic feet of natural gas equivalents
•	MMbtu – One million British Thermal Units

Through April 2009, the Partnership continued to experience the same dramatic declines in oil and natural gas commodity prices that it had from late July 2008 through the end of 2008.  As the Partnership’s production increased to 2,663 MMcfe for the first six months of 2009 compared to 1,513 MMcfe for prior year six month period, an increase of 76%, the Partnership’s average sales price declined $8.04 per Mcfe.  While the Partnership certainly has felt the impact of the significant changes in commodity prices, the Managing General Partner believes that it was successful in managing the Partnership’s operations in such a manner that the Managing General Partner was able to minimize the negative impacts as the Partnership’s derivative position eased the impact.  The Partnership’s realized derivative gains for the current six month period of $8.5 million added an average of $3.20 per Mcfe produced during the first six months of 2009.  Since May 2009, natural gas prices have rebounded slightly and oil prices have increased substantially; however, both commodity prices remain lower than those at the same time last year.  At June 30, 2009, the estimated net fair value of the Partnership’s open derivative positions is a net asset of $3.5 million.

Depressed commodity prices for the six months of 2009 as compared to the higher prices in prior six month period were the primary contributors to the $22.9 million change in oil and gas price risk management, net.  Of the $22.9 million change, $10.4 million was related to an increase in realized derivative gains and the remaining $12.5 million was related to a decrease in unrealized derivative losses.  Unrealized gains and losses are non-cash items and these non-cash charges to the Partnership’s statement of operations will continue to fluctuate with the fluctuation in commodity prices until the positions mature or are closed, at which time they will become realized or cash items.  While the required accounting treatment for derivatives that are not designated as hedges may result in significant swings in operating results over the life of the derivatives, the combination of the settled derivative contracts and the revenue received from the oil and gas sales at delivery are expected to result in a more predictable cash flow stream than would the sales contracts without the associated derivatives.

The table below, which demonstrates the market’s expected volatility in commodity pricing, sets forth the average NYMEX and CIG prices for the next 24 months (forward curve) from the selected dates:

		December 31,	June 30,	December 31,	June 30,
Commodity	Index	2007	2008	2008	2009

Natural gas: (per MMbtu)
	NYMEX	$8.12	$12.52	$6.62	$5.83
	CIG	6.78	8.86	4.49	4.87
Oil: (per Bbl)	NYMEX	90.79	140.15	57.49	74.51

Oil and Natural Gas Sales

Partnership production increased to 1,247 MMcfe and 2,663 MMcfe for the current year three and six month periods, respectively, from 1,012 MMcfe and 1,513 MMcfe for the prior year three and six month periods, respectively.  The Partnership’s oil and gas sales revenue for the current three and six month periods, excluding price risk management impacts, decreased $8.5 million and $8.0 million, respectively, due to the dramatic decline in commodity prices which was partially offset by increased volumes.  Approximately $20.0 million of the decrease in oil and natural gas revenue for the current six month period was due to pricing and was offset by $12.2 million revenue increase due to increased production volumes of 76%.

ROCKIES REGION 2007 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Oil and Natural Gas Pricing

Financial results depend upon many factors, particularly the price of oil and natural gas and the Partnership’s ability to market its production effectively.  Oil and natural gas prices have been among the most volatile of all commodity prices.  These price variations have a material impact on the Partnership’s financial results.  Oil and natural gas prices also vary by region and locality, depending upon the distance to markets, and the supply and demand relationships in that region or locality.  This can be especially true in the Rocky Mountain Region.  The combination of increased drilling activity and the lack of local markets have resulted in a local market oversupply situation from time to time.  Like most producers in the region, the Partnership relies on major interstate pipeline companies to construct these pipelines to increase capacity, rendering the timing and availability of these facilities beyond the Partnership’s control.  Oil pricing is also driven strongly by supply and demand relationships.

The price the Partnership receives for the natural gas produced in the Rocky Mountain Region is based on a market basket of prices, which primarily includes natural gas sold at CIG prices with a portion sold at Mid-Continent, San Juan Basin, Southern California or other nearby region prices.  The CIG Index, and other indices for production delivered to other Rocky Mountain pipelines, has historically been less than the price received for natural gas produced in the eastern regions, which is NYMEX based.

Oil and Gas Price Risk Management, Net

The Managing General Partner uses oil and natural gas derivative instruments to manage price risk for PDC as well as its sponsored drilling partnerships.  The Managing General Partner sets these instruments for PDC and the various partnerships managed by PDC jointly by area of operation.  Prior to September 30, 2008, as volumes produced changed, the mix between PDC and the partnerships would change.  As of September 30, 2008, PDC has fixed the allocation of the derivative positions between PDC and each partnership.  Existing positions are allocated based on fixed quantities for each position and new positions will have specific designations relative to the applicable partnership.

The following table presents the primary composition of “Oil and gas price risk management, net” for the periods described:

	Three months ended June 30,		Six months ended June 30,
Oil and gas price risk management, net	2009	2008	2009	2008
Realized gains (losses)
Oil	$1,063,115	$(1,149,281)	$2,676,650	$(1,411,914)
Natural Gas	2,024,853	(446,350)	5,836,091	(446,350)
Total realized gain (loss), net	3,087,968	(1,595,631)	8,512,741	(1,858,264)

Unrealized gains (losses)
Reclassification of realized (gains) losses included in prior periods unrealized	(3,424,325)	1,815,291	(7,098,251)	349,959
Unrealized loss for the period	(3,902,323)	(19,877,647)	(5,046,863)	(25,063,175)
Total unrealized loss, net	(7,326,648)	(18,062,356)	(12,145,114)	(24,713,216)
Oil and gas price risk management loss, net	$(4,238,680)	$(19,657,987)	$(3,632,373)	$(26,571,480)

Realized gains recognized in the current year three and six month periods, are a result of lower oil and gas commodity prices at settlement compared to the respective strike price.  During the current year three month period, the Partnership recorded derivative unrealized losses of $2.2 million on the Partnership’s oil swaps as the forward strip price of oil rebounded during the quarter, along with unrealized losses on the Partnership’s CIG basis swaps of $1.1 million, as the forward basis differential between NYMEX and CIG has continued to narrow.  Additionally, the Partnership recognized unrealized losses on the Partnership’s collars of $0.2 million and natural gas swaps of $0.4 million.  During the current year six month period, the Partnership recorded derivative unrealized losses on its CIG basis swaps of $4.1 million, $1.9 million on its oil swaps and $0.2 million on its natural gas swaps, for the same reasons cited above.  These decreases were offset in part by unrealized gains on the Partnership’s collars of $1.2 million.

ROCKIES REGION 2007 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Oil and gas price risk management, net includes realized gains and losses and unrealized changes in the fair value of derivative instruments related to the Partnership’s oil and natural gas production.  See Note 4, Fair Value Measurements and Note 5, Derivative Financial Instruments, to the accompanying unaudited condensed financial statements for additional details of the Partnership’s derivative financial instruments.

Oil and Natural Gas Sales Derivative Instruments.  The Managing General Partner uses various derivative instruments to manage fluctuations in oil and natural gas prices.  The Partnership has in place a series of collars, fixed-price swaps and basis protection swaps on a portion of the Partnership’s oil and natural gas production.

The following table identifies the Partnership’s derivative positions related to oil and gas sales activities in effect as of June 30, 2009, on the Partnership’s production.  The Partnership’s production volumes for the second quarter of 2009 were 40,307 Bbls of oil and 1,005,118 Mcf of natural gas.

	Floors		Ceilings		Swaps (Fixed Prices)		Basis Protection Contracts
		Weighted		Weighted		Weighted		Weighted	Fair Value
Commodity/	Quantity	Average	Quantity	Average	Quantity	Average	Quantity	Average	At
Index/	(Gas-MMbtu	Contract	(Gas-MMbtu	Contract	(Gas-MMbtu	Contract	(Gas-MMbtu	Contract	June 30,
Operating Area	Oil-Bbls)	Price	Oil-Bbls)	Price	Oil-Bbls)	Price	Oil-Bbls)	Price	2009

Natural Gas
Rocky Mountain Region
CIG
3Q 2009	637,698	$5.75	637,698	$8.90	-	$-	-	$-	$1,901,127
4Q 2009	419,382	6.61	419,382	10.13	145,033	9.20	-	-	2,008,836
2010	448,514	6.65	448,514	10.80	217,550	9.20	1,332,075	1.88	523,176
2011	207,435	4.75	207,435	9.45	-	-	1,420,996	1.88	(1,250,340)
2012	-	-	-	-	-	-	1,402,280	1.88	(1,170,009)
2013	-	-	-	-	-	-	1,238,578	1.88	(933,399)

NYMEX
2010	51,004	5.75	51,004	8.30	1,255,302	5.62			(445,077)
2011	67,527	5.75	67,527	8.30	387,390	6.96			5,408
2012	-	-	-	-	375,576	6.96			(71,485)

Total Natural Gas									568,237

Oil
Rocky Mountain Region
NYMEX
3Q 2009					34,865	90.52			679,404
4Q 2009					34,865	90.52			614,399
2010					93,871	92.96			1,625,578
Total Oil									2,919,381

Total Natural Gas and Oil									$3,487,618

In July 2009, the Managing General Partner entered into a NYMEX-based oil swap covering approximately 50% of the Partnership’s estimated production of oil for the calendar year 2011 at $70.75 per barrel.

Production and Operating Costs

Generally, production and operating costs vary either with total oil and natural gas sales or production volumes.  Property and severance taxes are estimated by the Managing General Partner based on rates determined using historical information.  These amounts are subject to revision based on actual amounts determined during future filings by the Managing General Partner with the taxing authorities.  Property and severance taxes vary directly with total oil and natural gas sales.  Transportation costs vary directly with production volumes.  Fixed monthly well operating costs increase on a per unit basis as production decreases per the historical decline curve.  General oil field services and all other costs vary and can fluctuate based on services required.  These costs include water hauling and disposal, equipment repairs and maintenance, snow removal and service rig workovers.

Although all of the Partnership’s 99 wells were completed, on-line and producing in the current quarter compared to 80 in the comparative quarter for last year, production and operating costs decreased for the three months ended June 30, 2009 compared to 2008, by $0.5 million.  However, production and operating costs increased for the six months ended June 30, 2009 compared to 2008, by $0.5 million.  Production and operating costs per Mcfe were $0.94 and $1.03 for the three and six months ended June 30, 2009 compared to $1.62 and $1.44, respectively, for the comparative period in 2008.

ROCKIES REGION 2007 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

The decrease in operating cost per Mcfe for the three and six months ended June 30, 2009 is primarily due to increased production volumes of 23% and 76%, respectively, supplemented by lower third party costs from service providers, as a result of pressure by purchasers to reduce costs as oil and gas prices deteriorated, lower production taxes and the Managing General Partner’s cost reduction initiatives.

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

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization (DD&A) results solely from the depreciation, depletion and amortization of well equipment and lease costs. DD&A expense is directly related to reserves and production volumes.  DD&A expense is primarily based upon year-end proved developed producing oil and gas reserves.  These reserves are priced at the price of oil and natural gas as of December 31 each year.  If prices increase, the estimated volume of oil and gas reserves will increase, resulting in decreases in the rate of DD&A expense per unit of production.  If prices decrease, as they did from December 31, 2007 to December 31, 2008, the estimated volumes of oil and gas reserves will decrease resulting in increases in the rate of DD&A expense per unit of production.

The increase in the per Mcfe rate to $3.40 and $3.33 for the three and six month periods ended June 30, 2009, respectively, compared to the per Mcfe rate of $2.75 and $2.70 during the same periods ended June 30, 2008 and higher production volumes resulted in increases of $1.5 million and $4.8 million in DD&A for the three and six months ended June 30, 2009 compared to same periods in 2008, respectively.  This is primarily the result of production level increases of 23% and 76% for the three and six month periods ended June 30, 2009, respectively, offset by an increase in per Mcfe expense due to lower reserves at December 31, 2008 compared to December 31, 2007.  While both production and overall year-end reserves are expected to decline gradually year-to-year over the wells’ remaining life cycles, downward revisions to oil and natural gas reserves in the annual 2008 reserve report resulted in the larger DD&A unit cost increases during the three and six month periods ended June 30, 2009 as compared to the same periods in 2008.

Interest Income

Interest income decreased for the three and six month periods ended June 30, 2009 compared to the same periods in the previous year, primarily due to lower interest rates applied to lower undistributed revenue amounts due from the Managing General Partner for the three and six months ended June 30, 2009 as compared to the same three and six months ended June 30, 2008.

Liquidity and Capital Resources

Because oil and gas production from the Partnership’s existing properties declines rapidly in the first two years, the Partnership will be unable to maintain its current level of oil and gas production and cash flows from operations if commodity prices remain in their current depressed state for a prolonged period beyond 2009.  This would have a material negative impact on the Partnership’s operations and may result in reduced cash distributions to the Investor Partners in 2010 and beyond.

ROCKIES REGION 2007 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Working Capital

Working capital at June 30, 2009 was $13.7 million compared to working capital of $24.4 million at December 31, 2008.  This decrease of $10.7 million was primarily due to a decrease in receivables from oil and gas sales at June 30, 2009 to $4.4 million as compared to $8.6 million at December 31, 2008.  In addition, the receivables at June 30, 2009 for realized and short-term net unrealized derivative gains decreased to $3.1 million and $7.2 million, respectively, from the amounts at December 31, 2008 of $4.8 million and $12.1 million, respectively.

Investing Cash Flows

The Partnership has from time-to-time, invested in additional equipment which supports treatment, delivery and measurement or environmental protection such.  These amounts totaled approximately $0.5 million for the six months ended June 30, 2009.

Financing Cash Flows

The Partnership initiated monthly cash distributions to investors in May 2008 and has distributed $48.9 million of operating cash flows through June 30, 2009.  The table below sets forth the cash distributions to the Managing General Partner and Investor Partners for the periods described as follows:

	Three months ended
	2009			2008
	Managing	Investor		Managing	Investor
	General Partner	Partners	Total	General Partner	Partners	Total
	Distributions	Distributions	Distributions	Distributions	Distributions	Distributions

June 30	$3,238,845	$5,414,795	$8,653,640	$2,041,914	$3,476,781	$5,518,695

	Six months ended
	2009			2008
	Managing	Investor	Managing	Investor
	General Partner	Partners	Total	General Partner	Partners	Total
	Distributions	Distributions	Distributions	Distributions	Distributions	Distributions

June 30	$7,821,691	$12,696,908	$20,518,599	$2,041,914	$3,476,781	$5,518,695

PDC has repurchased no Investor Partner units as of June 30, 2009.  Accordingly, cash distributions represent amounts allocable to PDC solely as Managing General Partner.

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

Changes in market prices for oil and natural gas, the Partnership’s ability to increase production, the impact of realized gains and losses on the Partnership’s oil and natural gas derivative instruments and changes in costs are the principal determinants of the level of the Partnership cash flow from operations.  Oil and natural gas sales for the six months ended June 30, 2009 were approximately 45% lower than the comparable period in the prior year, resulting from a 69% decrease in average oil and natural gas prices that was offset by a 76% increase in oil and natural gas production.  While a decline in oil and natural gas prices would affect the amount of cash from operations that would be generated, the Partnership has oil and natural gas derivative positions in place, as of the date of this filing, covering substantially all of the Partnership’s expected oil production and 62% of its expected natural gas production in 2009, at average prices of $90.52 per Bbl and $6.47 per MMbtu, respectively.  These contracts reduce the impact of price changes on cash provided by operations for the above portion of the Partnership’s 2009 expected production.  However, the remaining 38% of estimated remaining 2009 natural gas production is not subject to the Partnership’s derivative instrument risk management; consequently, associated revenues will be directly impacted by changing commodity market prices.

ROCKIES REGION 2007 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

The Partnership’s current derivatives positions will change based on changes in oil and natural gas futures markets, the view of underlying oil and natural gas supply and demand trends and changes in volume produced.  Partnership oil and natural gas derivatives as of June 30, 2009 are detailed in Note 5, Derivative Financial Instruments to the accompanying unaudited condensed financial statements.

Net cash provided by operating activities was $21.0 million for the six months ended June 30, 2009 compared to $6.1 million during the same period in 2008, an increase of $14.9 million.  The increase in cash provided by operating activities was due primarily to the following:

•
A $10.4 million increase in realized oil and gas price risk management gain (loss), net; a decrease in accounts receivable of $1.3 million and a decrease in due from managing general partner, other, net of $4.9 million.

•	A decrease in oil and gas sales revenue of $8.0, an increase in production and operating cost of $0.5 million, and an increase in direct costs – general and administrative of $0.1 million.

Information related to the oil and gas reserves of the Partnership’s wells is discussed in detail in the Partnership’s Annual Report on Form 10-K Supplemental Oil and Gas Information−Unaudited, Net Proved Oil and Gas Reserves and Information and Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil and Gas Reserves.

No bank borrowings are anticipated until such time as recompletions of the Codell formation in the Wattenberg Field wells are undertaken by the Partnership that is expected to occur in 2011 or after, should a favorable general economic environment and commodity price structure exist at that time.  Partnership well recompletions, which provide for additional reserve development and production, generally occur five to seven years after initial well drilling so that well resources are optimally utilized. Based on the current economic environment however, the Partnership has no immediate plans to initiate recompletion activities in the Wattenberg Field wells owned by the Partnership.  The Partnership will re-evaluate the feasibility of commencing those recompletion activities if economic conditions improve.

PDC has experienced no impediments in its ability to access borrowings under its current bank credit facility.  PDC continues to monitor events and circumstances and their potential impacts on each of the eleven banks that comprise PDC’s bank credit facility.

Commitments and Contingencies

See Note 6, Commitments and Contingencies to the accompanying unaudited condensed financial statements.

Critical Accounting Policies and Estimates

The preparation of the accompanying unaudited condensed financial statements in conformity with accounting principles generally accepted in the United States of America requires management to use judgment in making estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses.

The Partnership believe that the Partnership’s accounting policies for revenue recognition, derivatives instruments, fair value measurements, oil and natural gas properties and asset retirement obligations are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties.  There have been no significant changes to these policies or in the underlying accounting assumptions and estimates used in these critical accounting policies from those disclosed in the financial statements and accompanying notes contained in the Partnership’s Form 10-K for the year ended December 31, 2008.  Certain amounts, more fully detailed in Note 3, −Transactions with Managing General Partner and Affiliates to the accompanying financial statements, previously reported as “Accounts receivable” at December 31, 2008, have been reclassified to conform to the current year classifications with no effect on previously reported net income or Partners’ equity.

ROCKIES REGION 2007 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

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

2008 Material Weakness

As discussed in the Management’s Report on Internal Control Over Financial Reporting included in the Partnership’s 2008 Annual Report on Form 10-K, the Partnership did not maintain effective internal controls over financial reporting as of December 31, 2008 over transactions that are directly related to and processed by the Partnership, in that the Partnership failed to maintain sufficient documentation to adequately assess the operating effectiveness of internal control over financial reporting.  More specifically, the Partnership’s financial close and reporting narrative failed to adequately describe the process, identify key controls and assess segregation of duties.  This material weakness has not been remediated as of June 30, 2009.  The 2008 Annual Report on Form 10-K did not include an attestation report of the Partnership’s independent registered public accounting firm regarding internal control over financial reporting pursuant to Item 308T (a)(4) of Regulation S-K.  Such report is required in the Partnership’s 2009 Annual Report on Form 10-K.

(a)  Evaluation of Disclosure Controls and Procedures

As of June 30, 2009, PDC, as Managing General Partner on behalf of the Partnership, carried out an evaluation, under the supervision and with the participation of the Managing General Partner's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e).  This evaluation considered the various processes carried out under the direction of the Managing General Partner’s Disclosure Committee in an effort to ensure that information required to be disclosed in the SEC reports the Partnership files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Partnership’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based upon that evaluation, the Managing General Partner’s Chief Executive Officer and Chief Financial Officer concluded that the Partnership’s disclosure controls and procedures were not effective as of June 30, 2009 due to the existence of the material weakness described above in 2008 Material Weakness included in this Item 4 (T).  Because of the nature of the material weakness noted, the Partnership is not able to quantify the dollar amounts of exposure or potential range of the dollar amount of potential revisions to the financial statements, from this material weakness.

(b)  Remediation of Material Weakness in Internal Control

PDC, the Managing General Partner, with oversight from the Audit Committee of its Board of Directors, has been addressing the material weakness disclosed in the Partnership’s 2008 Annual Report on Form 10-K.  The Managing General Partner believes, through the third and fourth quarter 2009 implementation of planned changes in internal controls over financial reporting outlined below, that it will be able to remediate this known material weakness as of December 31, 2009.  However, this control weakness will not be considered remediated until the changes in internal controls over financial reporting are operating effectively for a sufficient period of time and the Managing General Partner has concluded, through testing, that these controls are operating effectively.

The Partnership made no changes in its internal control over financial reporting (such as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the quarter ended June 30, 2009.

ROCKIES REGION 2007 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

The Partnership has developed a plan to improve controls over certain key financial statement spreadsheets that support all significant balance sheet and income statement accounts.  The Partnership also created and documented a procedural framework to ensure the completeness and accuracy of the Partnership’s derivative activities with implementation planned for the second half of 2009. Additionally, the Partnership has completed the development of a revised financial close and reporting narrative that adequately describes the process, identifies key controls and assesses segregation of duties.  This narrative is expected to be implemented using a phased-in approach, during the second half of 2009.  At present, the Partnership has not quantified the total cost of this initiative, however the majority of this cost is expected to be paid by the Managing General Partner.

Until PDC, the Managing General Partner, has concluded that the Partnership has remediated this known material weakness in internal control over financial reporting, the Managing General Partner will perform additional analysis and procedures in order to ensure that the Partnership’s financial statements contained in its subsequent SEC filings are prepared in accordance with generally accepted accounting principles in the United States.

The Managing General Partner continues to evaluate the ongoing effectiveness and sustainability of these changes in internal control over financial reporting, and, as a result of the ongoing evaluation, may identify additional changes to improve internal control over financial reporting.  Further information regarding the material weakness of the Partnership referenced above may be found in the Partnership’s Annual Report on 10-K for the year ended December 31, 2008 under Item 9A (T), Controls and Procedures − Management’s Report on Internal Control Over Financial Reporting.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

Information regarding the Registrant’s legal proceedings can be found in Note 6, Commitments and Contingencies, to the Partnership’s accompanying unaudited condensed financial statements.

Item 1A.  Risk Factors

Not Applicable

Items 2, 3, 4 and 5 have been omitted as there is nothing to report.

ROCKIES REGION 2007 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Item 6.    Exhibits

(a)	Exhibit Index.
		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith

3.1	Limited Partnership Agreement	10-12G/A Amend 1	000-53201	3	08/06/2008

3.2	Certificate of limited partnership which reflects the organization of the Partnership under West Virginia law	10-12G/A Amend 1	000-53201	3.1	08/06/2008

10.1	Drilling and operating agreement between PDC as Managing General Partner of the Partnership	10-12G/A Amend 1	000-53201	10.2	08/06/2008

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

Rockies Region 2007 Limited Partnership
By its Managing General Partner
Petroleum Development Corporation

By: /s/ Richard W. McCullough
Richard W. McCullough Chairman and Chief Executive Officer August 14, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Richard W. McCullough	Chairman and Chief Executive Officer	August 14, 2009
Richard W. McCullough	Petroleum Development Corporation
Managing General Partner of the Registrant
(Principal executive officer)

/s/ Gysle R. Shellum	Chief Financial Officer	August 14, 2009
Gysle R. Shellum	Petroleum Development Corporation
Managing General Partner of the Registrant
(Principal financial officer)

/s/ R. Scott Meyers	Chief Accounting Officer	August 14, 2009
R. Scott Meyers	Petroleum Development Corporation
Managing General Partner of the Registrant
(Principal accounting officer)