Form 10-Q
period 2012-06-30
ROCKIES REGION 2007 LP
filed 2012-08-14
CIK 1407805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the quarterly period ended June 30, 2012
or

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

1775 Sherman Street, Suite 3000
Denver, Colorado 80203
(Address of principal executive offices) (Zip code)

Registrant's telephone number, including area code: (303) 860-5800

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

As of June 30, 2012 the Partnership had 4,470 units of limited partnership interest and no units of additional general partnership interest outstanding.

Rockies Region 2007 Limited Partnership

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (“Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”) regarding Rockies Region 2007 Limited Partnership's (the "Partnership" or the "Registrant") business, financial condition and results of operations. PDC Energy, Inc. (“PDC”) is the Managing General Partner of the Partnership. All statements other than statements of historical facts included in and incorporated by reference into this report are “forward-looking statements” within the meaning of the safe harbor provisions of the United States Private Securities Litigation Reform Act of 1995. Words such as expects, anticipates, intends, plans, believes, seeks, estimates and similar expressions or variations of such words are intended to identify forward-looking statements herein. These statements relate to, among other things: estimated natural gas, natural gas liquids (“NGLs”) and crude oil production and reserves; additional development plans; the PDC-Sponsored Drilling Program Acquisition Plan discussed in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments"; future cash flows and anticipated liquidity; anticipated capital expenditures; the adequacy of the Managing General Partner's casualty insurance coverage; the effectiveness of the Managing General Partner's derivative policies in achieving the Partnership's risk management objectives; and the Managing General Partner's future strategies, plans and objectives.
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
Important factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to:

•	changes in production volumes and worldwide demand, including economic conditions that might impact demand;

•	volatility of commodity prices for natural gas, NGLs and crude oil;

•
the impact of governmental policies and/or regulations, including changes in environmental laws, the regulation and enforcement related to those laws and the costs to comply with those laws, as well as other regulations;

•	potential declines in the value of the Partnership's natural gas and crude oil properties resulting in impairments;

•	changes in estimates of proved reserves;

•	inaccuracy of reserve estimates and expected production rates;

•	the potential for production decline rates from the Partnership's wells to be greater than expected;

•	the availability of Partnership future cash flows for investor distributions or funding of development activities;

•	the timing and extent of the Partnership's success in further developing and producing the Partnership's reserves;

•	the Managing General Partner's ability to acquire supplies and services at reasonable prices;

•	the timing and receipt of necessary regulatory permits;

•	risks incidental to the additional development and operation of natural gas and crude oil wells;

•	the Partnership's future cash flows, liquidity and financial position;

•	competition in the oil and gas industry;

•	the availability of sufficient pipeline and other transportation facilities to carry Partnership production and the impact of these facilities on the price the Partnership received for its production;

•	the success of the Managing General Partner in marketing the Partnership's natural gas, NGLs and crude oil;

•	the effect of natural gas derivative activities;

•	the impact of environmental events, governmental responses to the events and the Managing General Partner's ability to insure adequately against such events;

•	the cost of pending or future litigation;

•	the Managing General Partner's ability to retain or attract senior management and key technical employees; and

•	the success of strategic plans, expectations and objectives for future operations of the Managing General Partner.

Further, the Partnership urges the reader to carefully review and consider the cautionary statements and disclosures made in this Quarterly Report on Form 10-Q, the Partnership's Annual Report on Form 10-K for the year ended December 31, 2011 filed with the United States Securities and Exchange Commission (“SEC”) on March 27, 2012 (“2011 Form 10-K”) and the Partnership's other filings with the SEC for further information on risks and uncertainties that could affect the Partnership's business, financial condition and results of operations and prospects, which are incorporated by this reference as though fully set forth herein. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this report. The Partnership undertakes no obligation to update any forward-looking statements in order to reflect any event or circumstance occurring after the date of this report or currently unknown facts or conditions or the occurrence of unanticipated events. All forward looking statements are qualified in their entirety by this cautionary statement.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Rockies Region 2007 Limited Partnership
Condensed Balance Sheets
(unaudited)

	June 30, 2012	December 31, 2011*
Assets
Current assets:
Cash and cash equivalents	$3,630,376	$2,690,377
Accounts receivable	475,400	767,950
Crude oil inventory	39,258	47,247
Due from Managing General Partner-derivatives	4,924,046	5,067,966
Due from Managing General Partner-other, net	311,251	411,571
Total current assets	9,380,331	8,985,111

Natural gas and crude oil properties, successful efforts method, at cost	80,622,226	80,260,368
Less: Accumulated depreciation, depletion and amortization	(37,535,526)	(35,059,637)
Natural gas and crude oil properties, net	43,086,700	45,200,731
Due from Managing General Partner-derivatives	2,056,012	3,844,431
Other assets	19,134	—

Total Assets	$54,542,177	$58,030,273

Liabilities and Partners' Equity
Current liabilities:
Accounts payable and accrued expenses	$58,613	$95,529
Due to Managing General Partner-derivatives	2,114,570	2,217,809
Total current liabilities	2,173,183	2,313,338
Due to Managing General Partner-derivatives	953,391	1,905,253
Asset retirement obligations	1,069,895	1,031,186
Total liabilities	4,196,469	5,249,777

Commitments and contingent liabilities

Partners' equity:
Managing General Partner	13,433,964	14,334,835
Limited Partners - 4,470 units issued and outstanding	36,911,744	38,445,661
Total Partners' equity	50,345,708	52,780,496
Total Liabilities and Partners' Equity	$54,542,177	$58,030,273
    *Derived from audited 2011 balance sheet

See accompanying notes to unaudited condensed financial statements.

Rockies Region 2007 Limited Partnership
Condensed Statements of Operations
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenues:
Natural gas, NGLs and crude oil sales	$1,393,894	$2,526,088	$3,460,824	$5,780,804
Commodity price risk management gain (loss), net	(417,354)	796,963	1,103,976	389,634
Total revenues	976,540	3,323,051	4,564,800	6,170,438
Operating costs and expenses:
Natural gas, NGLs and crude oil production costs	725,125	1,009,282	1,463,649	2,499,885
Direct costs - general and administrative	43,331	39,796	82,115	87,046
Depreciation, depletion and amortization	1,128,250	1,242,257	2,475,889	2,745,071
Accretion of asset retirement obligations	19,536	12,540	38,709	24,870
Total operating costs and expenses	1,916,242	2,303,875	4,060,362	5,356,872
Net income (loss)	$(939,702)	$1,019,176	$504,438	$813,566

Net income (loss) allocated to partners	$(939,702)	$1,019,176	$504,438	$813,566
Less: Managing General Partner interest in net income (loss)	(347,690)	377,095	186,642	301,019
Net income (loss) allocated to Investor Partners	$(592,012)	$642,081	$317,796	$512,547

Net income (loss) per Investor Partner unit	$(132)	$144	$71	$115

Investor Partner units outstanding	4,470	4,470	4,470	4,470

See accompanying notes to unaudited condensed financial statements.

Rockies Region 2007 Limited Partnership
Condensed Statements of Cash Flows
(unaudited)

	Six months ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$504,438	$813,566
Adjustments to net income to reconcile to net cash from operating activities:
Depreciation, depletion and amortization	2,475,889	2,745,071
Accretion of asset retirement obligations	38,709	24,870
Unrealized (gain) loss on derivative transactions	877,238	(32,812)
Changes in assets and liabilities:
Accounts receivable	292,550	324,245
Crude oil inventory	7,989	(40,895)
Other assets	(19,134)	—
Accounts payable and accrued expenses	(36,916)	(36,712)
Due from Managing General Partner-other, net	100,320	160,612
Net cash from operating activities	4,241,083	3,957,945
Cash flows from investing activities:
Capital expenditures for natural gas and crude oil properties	(361,858)	(28,084)
Net cash from investing activities	(361,858)	(28,084)
Cash flows from financing activities:
Distributions to Partners	(2,939,226)	(3,329,861)
Net cash from financing activities	(2,939,226)	(3,329,861)

Net change in cash and cash equivalents	939,999	600,000
Cash and cash equivalents, beginning of period	2,690,377	690,377
Cash and cash equivalents, end of period	$3,630,376	$1,290,377

See accompanying notes to unaudited condensed financial statements.

ROCKIES REGION 2007 LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2012
(unaudited)

Note 1−General and Basis of Presentation

Rockies Region 2007 Limited Partnership (the "Partnership" or the "Registrant") was organized in 2007 as a limited partnership, in accordance with the laws of the State of West Virginia, for the purpose of engaging in the exploration and development of natural gas and crude oil properties. Business operations commenced upon closing of an offering for the private placement of Partnership units. Upon funding, the Partnership entered into a Drilling and Operating Agreement (“D&O Agreement”) with the Managing General Partner which authorizes PDC Energy, Inc. (“PDC”) to conduct and manage the Partnership's business. In accordance with the terms of the Limited Partnership Agreement (the “Agreement”), the Managing General Partner is authorized to manage all activities of the Partnership and initiates and completes substantially all Partnership transactions.

As of June 30, 2012, there were 1,792 limited partners in the Partnership (“Investor Partners”). PDC is the designated Managing General Partner of the Partnership and owns a 37% Managing General Partner ownership in the Partnership. According to the terms of the Agreement, revenues, costs and cash distributions of the Partnership are allocated 63% to the Investor Partners, which are shared pro rata based upon the number of units in the Partnership, and 37% to the Managing General Partner. The Managing General Partner may repurchase Investor Partner units under certain circumstances provided by the Agreement, upon request of an individual Investor Partner. Through June 30, 2012, the Managing General Partner had repurchased 6.0 units of Partnership interests from the Investor Partners at an average price of $4,528 per unit. As of June 30, 2012, the Managing General Partner owned 37.08% of the Partnership.

In the Managing General Partner's opinion, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the Partnership's results for interim periods in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Accordingly, pursuant to such rules and regulations, certain notes and other financial information included in the audited financial statements have been condensed or omitted. The information presented in this Quarterly Report on Form 10-Q should be read in conjunction with the Partnership's audited financial statements and notes thereto included in the Partnership's 2011 Form 10-K. The Partnership's accounting policies are described in the Notes to Financial Statements in the Partnership's 2011 Form 10-K and updated, as necessary, in this Quarterly Report on Form 10-Q. The results of operations and cash flows for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year or any other future period.

During the three and six months ended June 30, 2012, the Managing General Partner identified errors totaling $0.1 million in natural gas, NGLs and crude oil production costs related to accounting entries made for the Partnership in connection with production taxes for the period April 1, 2011 through March 31, 2012. The Partnership corrected these clerical errors during the three months ended June 30, 2012, which had the effect of reducing natural gas, NGLs and crude oil production costs by $0.1 million and decreasing net loss by $0.1 million for the period. Because the amounts involved were not material to the financial statements in any individual prior period and the cumulative amount is not material to the estimated results of operations for the current year, the Partnership recorded the cumulative effect of correcting these items during the three months ended June 30, 2012.

Note 2−Recent Accounting Standards

Recently Adopted Accounting Standards

Fair Value Measurement

On May 12, 2011, the Financial Accounting Standards Board ("FASB") issued changes related to fair value measurement. The changes represent the converged guidance of the FASB and the International Accounting Standards Board on fair value measurement. Many of the changes eliminate unnecessary wording differences between International Financial Reporting Standards and U.S. GAAP. The changes expand existing disclosure requirements for fair value measurements categorized in Level 3 by requiring a quantitative disclosure of the unobservable inputs and assumptions used in the measurement, a description of the valuation processes in place and a narrative description of the sensitivity of the fair value to changes in unobservable inputs and the interrelationships between those inputs. In addition, the changes also require the categorization by level in the fair value hierarchy of items that are not measured at fair value in the statement of financial position whose fair value must be disclosed. These changes are to be applied prospectively and were effective for public entities during interim and annual periods beginning after December 15, 2011. Adoption of these changes did not have a significant impact on the Partnership's financial statements.

ROCKIES REGION 2007 LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2012
(unaudited)

Note 3−Transactions with Managing General Partner

The Managing General Partner transacts business on behalf of the Partnership under the authority of the D&O Agreement. Revenues and other cash inflows received by the Managing General Partner on behalf of the Partnership are distributed to the Partners net of corresponding operating costs and other cash outflows incurred on behalf of the Partnership. The fair value of the Partnership's portion of open derivative instruments is recorded on the condensed balance sheets under the captions “Due from Managing General Partner-derivatives” in the case of net unrealized gains and “Due to Managing General Partner-derivatives” in the case of net unrealized losses.

The following table presents transactions with the Managing General Partner reflected in the condensed balance sheet line item “Due from Managing General Partner-other, net” which remain undistributed or unsettled with the Partnership's investors as of the dates indicated:

	June 30, 2012	December 31, 2011
Natural gas, NGLs and crude oil sales revenues collected from the Partnership's third-party customers	$465,460	$738,787
Commodity price risk management, realized gain	726,404	274,775
Other (1)	(880,613)	(601,991)
Total Due from Managing General Partner-other, net	$311,251	$411,571

(1)
All other unsettled transactions, excluding derivative instruments, between the Partnership and the Managing General Partner. The majority of these are operating costs and general and administrative costs which have not been deducted from distributions.

The following table presents Partnership transactions, excluding derivative transactions which are more fully detailed in Note 5, Derivative Financial Instruments, with the Managing General Partner for the three and six months ended June 30, 2012 and 2011. “Well operations and maintenance” and “Gathering, compression and processing fees” are included in the “Natural gas, NGLs and crude oil production costs” line item on the condensed statements of operations.

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Well operations and maintenance	$690,773	$753,032	$1,231,347	$2,012,583
Gathering, compression and processing fees	116,200	102,679	201,363	203,249
Direct costs - general and administrative	43,331	39,796	82,115	87,046
Cash distributions (1)	562,135	543,917	1,089,933	1,232,049

(1)
Cash distributions include $1,266 and $2,420 during the three and six months ended June 30, 2012, respectively, related to equity cash distributions for Investor Partner units repurchased by PDC. There were no equity cash distributions for Investor Partner units during the three and six months ended June 30, 2011.

ROCKIES REGION 2007 LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2012
(unaudited)

Note 4−Fair Value Measurements and Disclosures

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

Level 1 - Quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 - Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable for the asset or liability, including quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in inactive markets, inputs other than quoted prices that are observable for the asset or liability and inputs that are derived from observable market data by correlation or other means.

Level 3 - Unobservable inputs for the asset or liability, including situations where there is little, if any, market activity.

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

The Managing General Partner validates its fair value measurement through the review of counterparty statements and other supporting documentation, the determination that the source of the inputs is valid, the corroboration of the original source of inputs through access to multiple quotes, if available, or other information and monitoring changes in valuation methods and assumptions. While the Managing General Partner uses common industry practices to develop its valuation techniques, changes in the Managing General Partner's pricing methodologies or the underlying assumptions could result in significantly different fair values. While the Managing General Partner believes its valuation method is appropriate and consistent with those used by other market participants, the use of a different methodology or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value.

The Managing General Partner has evaluated the credit risk of the counterparties holding the derivative assets, which are primarily financial institutions who are also lenders in the Managing General Partner's corporate credit facility, giving consideration to amounts outstanding for each counterparty and the duration of each outstanding derivative position. Based on the Managing General Partner's evaluation, the Managing General Partner has determined that the potential impact of nonperformance of its counterparties on the fair value of the Partnership's derivative instruments was not significant.

ROCKIES REGION 2007 LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2012
(unaudited)

The Partnership's fixed-price swaps and basis swaps are included in Level 2 and its natural gas collars are included in Level 3. The following table presents, for each applicable level within the fair value hierarchy, the Partnership's derivative assets and liabilities, including both current and non-current portions, measured at fair value on a recurring basis:

	Balance Sheet	June 30, 2012			December 31, 2011
	Line Item	Level 2	Level 3	Total	Level 2	Level 3	Total

Assets:
Current
Commodity based derivatives	Due from Managing General Partner-derivatives	$4,796,076	$127,970	$4,924,046	$4,831,200	$236,766	$5,067,966
Non-Current
Commodity based derivatives	Due from Managing General Partner-derivatives	2,056,012	—	2,056,012	3,844,431	—	3,844,431
Total assets		6,852,088	127,970	6,980,058	8,675,631	236,766	8,912,397

Liabilities:
Current
Basis protection derivative contracts	Due to Managing General Partner-derivatives	2,114,570	—	2,114,570	2,217,809	—	2,217,809
Non-Current
Basis protection derivative contracts	Due to Managing General Partner-derivatives	953,391	—	953,391	1,905,253	—	1,905,253
Total liabilities		3,067,961	—	3,067,961	4,123,062	—	4,123,062

Net asset (1)		$3,784,127	$127,970	$3,912,097	$4,552,569	$236,766	$4,789,335
(1)As of June 30, 2012 and December 31, 2011, none of the Partnership's derivative instruments were designated as hedges.

The following table presents a reconciliation of the Partnership's Level 3 fair value measurements:

	Six months ended
	June 30, 2012	June 30, 2011
Fair value, net asset, beginning of period	$236,766	$355,842
Changes in fair value included in condensed statement of operations line item:
Commodity price risk management gain (loss), net	40,822	53,955
Settlements	(149,618)	(298,278)
Fair value, net asset, end of period	$127,970	$111,519

Change in unrealized gain (loss) relating to assets (liabilities) still held as of
June 30, 2012 and 2011, respectively, included in condensed statement of operations line item:
Commodity price risk management gain (loss), net	$18,904	$11,362
The significant unobservable input used in the fair value measurement of the Partnership's derivative contracts is the implied volatility curve, which is provided by a third-party vendor. A significant increase or decrease in the implied volatility, in isolation, would have a directionally similar effect resulting in a significantly higher or lower fair value measurement of the Partnership's Level 3 derivative contracts.

See Note 5, Derivative Financial Instruments, for additional disclosure related to the Partnership's derivative financial instruments.

ROCKIES REGION 2007 LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2012
(unaudited)

Non-Derivative Financial Assets and Liabilities

The carrying values of the financial instruments included in current assets and current liabilities approximate fair value due to the short-term maturities of these instruments.

Note 5−Derivative Financial Instruments

As of June 30, 2012, the Partnership had derivative instruments in place for a portion of its anticipated natural gas production through 2013 totaling 1,919,948 MMBtu.

The following tables present the impact of the Partnership's derivative instruments on the Partnership's accompanying condensed statements of operations:

	Three months ended June 30,
	2012			2011
Statement of operations line item:	Reclassification of Realized Gains (Losses) Included in Prior Periods Unrealized	Realized and Unrealized Losses For the Current Period	Total	Reclassification of Realized Gains (Losses) Included in Prior Periods Unrealized	Realized and Unrealized Gains For the Current Period	Total
Commodity price risk management gain (loss), net
Realized gains (losses)	$1,120,484	$(17,336)	$1,103,148	$153,671	$6,350	$160,021
Unrealized gains (losses)	(1,120,484)	(400,018)	(1,520,502)	(153,671)	790,613	636,942
Total	$—	$(417,354)	$(417,354)	$—	$796,963	$796,963

	Six months ended June 30,
	2012			2011
Statement of operations line item:	Reclassification of Realized Gains (Losses) Included in Prior Periods Unrealized	Realized and Unrealized Gains For the Current Period	Total	Reclassification of Realized Gains (Losses) Included in Prior Periods Unrealized	Realized and Unrealized Gains (Losses) For the Current Period	Total
Commodity price risk management gain, net
Realized gains (losses)	$1,562,032	$419,182	$1,981,214	$399,991	$(43,169)	$356,822
Unrealized gains (losses)	(1,562,032)	684,794	(877,238)	(399,991)	432,803	32,812
Total	$—	$1,103,976	$1,103,976	$—	$389,634	$389,634

Derivative Counterparties. The Managing General Partner's derivative arrangements expose the Partnership to the credit risk of nonperformance by the counterparties. The Managing General Partner primarily uses financial institutions who are also lenders under the Managing General Partner's credit facility as counterparties to its derivative contracts. To date, the Managing General Partner has had no counterparty default losses. The Managing General Partner has evaluated the credit risk of the Partnership's derivative assets from counterparties using relevant credit market default rates, giving consideration to amounts outstanding for each counterparty and the duration of each outstanding derivative position. Based on this evaluation, the Managing General Partner has determined that the potential impact of nonperformance of the Managing General Partner's counterparties on the fair value of the Partnership's derivative instruments was not significant.

ROCKIES REGION 2007 LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2012
(unaudited)

Note 6−Commitments and Contingencies

Legal Proceedings

Neither the Partnership nor PDC, in its capacity as the Managing General Partner of the Partnership, are party to any pending legal proceeding that PDC believes would have a materially adverse effect on the Partnership's business, financial condition, results of operations or liquidity.

Environmental

Due to the nature of the oil and gas industry, the Partnership is exposed to environmental risks. The Managing General Partner has various policies and procedures in place to prevent environmental contamination and mitigate the risks from environmental contamination. The Managing General Partner conducts periodic reviews to identify changes in the Partnership's environmental risk profile. Liabilities are accrued when environmental remediation efforts are probable and the costs can be reasonably estimated. These liabilities are reduced as remediation efforts are completed or are adjusted as a consequence of subsequent periodic reviews. Liabilities for environmental remediation efforts are included in line item captioned “Accounts payable and accrued expenses” on the condensed balance sheet.

During the six months ended June 30, 2012, as a result of the Managing General Partner's periodic review, there were no new environmental remediation efforts identified and the Partnership's expense for environmental remediation efforts was insignificant. The Partnership had accrued environmental remediation liabilities of approximately $13,000 and $18,000 as of June 30, 2012 and December 31, 2011, respectively.

The Managing General Partner is not currently aware of any environmental claims existing as of June 30, 2012 which have not been provided for or would otherwise have a material impact on the Partnership's condensed financial statements; however, there can be no assurance that current regulatory requirements will not change or unknown past non-compliance with environmental laws will not be discovered on the Partnership's properties.

Index
ROCKIES REGION 2007 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Partnership Overview

Rockies Region 2007 Limited Partnership engages in the development, production and sale of natural gas, NGLs and crude oil. The Partnership began natural gas and crude oil operations in August 2007 and operates 99 gross (97.9 net) productive wells located in the Rocky Mountain Region of Colorado. The Managing General Partner of the Partnership markets the Partnership's natural gas and crude oil production to commercial end users, interstate or intrastate pipelines, local utilities and petroleum refiners or marketers, primarily under market-sensitive contracts in which the price of natural gas, NGLs and crude oil sold varies as a result of market forces. PDC does not charge a separate fee for the marketing of the natural gas, NGLs and crude oil because these services are covered by the monthly well operating charge. PDC, on behalf of the Partnership in accordance with the D&O Agreement, is authorized to enter into multi-year fixed price contracts or to utilize derivatives, including collars, swaps or basis protection swaps, in order to offset some or all of the commodity price variability for particular periods of time. Seasonal factors, such as effects of weather on prices received, costs incurred, and availability of PDC or third-party owned pipeline capacity, due to high pressures in the gathering system whether caused by heat or third-party facilities issues, may impact the Partnership's results. In addition, both sales volumes and prices tend to be affected by demand factors with a seasonal component.

Recent Developments

PDC-Sponsored Drilling Program Acquisition Plan

As managing general partner of various public limited partnerships, PDC has disclosed its intention to pursue, beginning in the fall of 2010 and extending through 2013, the acquisition of the limited partnership units other than those held by PDC or its affiliates, held by limited partners (“non-affiliated investor partners”), in certain limited partnerships that PDC had previously sponsored, including the Partnership (the “Acquisition Plan”). For additional information regarding the Acquisition Plan, refer to disclosure included in PDC's prior filings made with the SEC and presentations on PDC's website. However, such information shall not, by reason of this reference, be deemed to be incorporated by reference in, or otherwise be deemed to be part of, this report. Under the Acquisition Plan, any existing or future merger offer will be subject to the terms and conditions of the related merger agreement and such agreement will likely contemplate the partnership being merged with and into a wholly-owned subsidiary of PDC. Each such merger will also be subject to, among other things, PDC having sufficient available capital, the economics of the merger and the approval by a majority of the limited partnership units held by the non-affiliated investor partners of such limited partnership. Consummation of any proposed merger of a limited partnership under the Acquisition Plan will result in the termination of the existence of that partnership and each non-affiliated investor partner will receive the right to receive a cash payment for their limited partnership units in that partnership and will no longer participate in that partnership's future earnings or the Partnership's economic benefit.
During 2010 and 2011, PDC purchased 12 partnerships for an aggregate amount of $107.7 million. The feasibility and timing of any future cash purchase offer by PDC to any additional partnership, including the Partnership, depends on that partnership's suitability in meeting a set of criteria that includes, but is not limited to, the following: age and productive-life stage characteristics of the partnership's well inventory; favorability of economics for additional development in the Wattenberg Field, including commodity prices; and SEC reporting compliance status and timing and the ability to achieve all necessary SEC approvals required to commence a merger and repurchase offer. There is no assurance that any potential proposed repurchase offer to any other of PDC's various public limited partnerships, including this Partnership, will occur.
On December 21, 2011, PDC and its wholly-owned merger subsidiary were served with an alleged class action on behalf of certain former partnership unit holders related to 11 partnership repurchases completed by mergers in 2010 and 2011. The action was filed in United States District Court for the Central District of California, and is titled Schulein v. Petroleum Development Corp. The complaint primarily alleges a claim that the proxy statements issued in connection with the mergers were inadequate, and a state law breach of fiduciary duty. On February 10, 2012, PDC filed a motion to dismiss, or in the alternative, to stay. On June 15, 2012, the Court denied the motion. The Court has approved a litigation schedule including a jury trial in May 2014.

Index
ROCKIES REGION 2007 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Additional Development Plan

The Managing General Partner has prepared a plan for the Partnership's Wattenberg Field wells which may provide for additional reserve development of natural gas, NGLs and crude oil production (the “Additional Development Plan”). The Additional Development Plan consists of the Partnership's refracturing of wells currently producing in the Codell formation and/or recompletion in the Niobrara or Codell formations which are currently not producing. Under the Additional Development Plan, the Partnership plans to initiate additional development activities during 2012. Refracturing activities consist of a second hydraulic fracturing treatment in a current production zone, while recompletion activities consist of an initial hydraulic fracturing treatment in a new production zone, all within an existing well bore. Historically, refracturing and recompletion activities have resulted in an increase in both liquids and natural gas production.

Additional development of Wattenberg Field wells, which may provide for additional reserve development and production, generally occurs five to 10 years after initial well drilling so that well resources are optimally utilized. This additional development would be expected to occur based on a favorable general economic environment and commodity price structure. The Managing General Partner has the authority to determine whether to refracture or recomplete the individual wells and to determine the timing of any additional development activity. The timing of the refracturing or recompletion can be affected by the desire to optimize the economic return by additional development of the wells when commodity prices are at levels that are believed to provide the highest rate of return to the Partnership. On average, the production resulting from PDC's refracturings or recompletions have increased production; however, not all refracturings or recompletions have been economically successful and similar future refracturing or recompletion activities may not be economically successful. If the additional development work is performed, the Partnership will bear the direct costs of refracturing or recompletion, and the Investor Partners and the Managing General Partner will each pay their proportionate share of costs based on the ownership sharing ratios of the Partnership from funds retained by the Managing General Partner from cash available for distributions. The Managing General Partner considers the cash available for distributions to be the Partnership's net cash flows from operating activities, less any net cash used in capital activities.
The Limited Partnership Agreement (the “Agreement”) permits the Partnership to borrow funds or receive advances from the Managing General Partner, its affiliates or unaffiliated persons for Partnership activities. At this time, the Managing General Partner does not anticipate electing to fund the initial Additional Development Plan's well refracturings or recompletions, nor any subsequent refracturings or recompletions, through bank borrowing. In the event that the Partnership's refracturing or recompletion activities are funded in part through borrowing, potential cash available for distributions derived from production increases provided by this additional development of the Partnership's Wattenberg Field wells may not be sufficient to repay the Partnership's borrowing obligations, which will include principal and interest. Borrowings, if any, will be non-recourse to the Investor Partners. Accordingly, the Partnership, not the Investor Partners, will be responsible for loan repayment. However, any bank borrowings may be collateralized by the Partnership's assets and may restrict distributions as long as there is a balance due on any loan.
During the fourth quarter of 2010, the Managing General Partner began a program for its affiliated partnerships to begin accumulating cash from cash flows from operating activities to pay for future refracturing or recompletion costs. This program will materially reduce, up to 100%, cash available for distributions of the partnerships for a period of time not to exceed five years.
Current estimated costs for these well refracturings or recompletions are between $180,000 and $260,000 per activity. As of June 30, 2012, this Partnership had scheduled to complete 87 additional development opportunities. Total withholding for these activities from the Partnership's cash available for distributions is estimated to be between $19.3 million and $21.8 million if all of the activities are performed. The Managing General Partner will continually evaluate the timing of commencing any additional development activities based on engineering data and a favorable commodity price environment in order to maximize the expected financial benefit of the additional well development. During the six months ended June 30, 2012, $940,000 was withheld from the Partnership's cash distributions pursuant to the Additional Development Plan. Cumulatively, $3,060,000 been withheld from Partnership distributions through June 30, 2012 and resides in the Partnership's bank account.
Both the number and timing of the additional development activities will be based on the availability of cash withheld from Partnership distributions. The Managing General Partner believes that, based on currently projected refracturing and recompletion costs and currently projected cash withholding, all scheduled Partnership additional development activity will be completed within a five-year period. Any funds not used for refracturing, recompletion or other operational needs will be distributed to the Managing General Partner and Investor Partners based upon their proportional ownership interest.

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

Current Low Natural Gas Price Environment

The natural gas market continues to be characterized by depressed prices. While the Partnership has derivative instruments in place for a majority of its expected natural gas production in 2012, sustained low natural gas prices could have a material adverse effect on the Partnership as a result of lower natural gas sales, a reduction in the estimated quantity of the Partnership's proved reserves and a corresponding reduction in the estimated future net cash flows expected to be generated from these reserves.

Potential for Future Asset Impairments

A further decrease in forward natural gas prices during 2012 could also result in significant impairment charges. The Partnership's Piceance Basin properties have significant natural gas reserves, representing 69% of the total proved natural gas reserves and 47% of the Partnership's total proved reserves at December 31, 2011, and are sensitive to declines in natural gas prices. These assets, which had a net book value of approximately $16.5 million at June 30, 2012, are at risk of impairment if future natural gas prices for the Partnership's Piceance production experience further long-term decline. The cash flow model the Partnership uses to assess properties for impairment includes numerous assumptions, such as the Managing General Partner's estimates of future oil and gas production and commodity prices, market outlook on forward commodity prices, operating and development costs. All inputs to the cash flow model must be evaluated at each date that the estimate of future cash flows for each producing basin is calculated. However, a significant decrease in long-term forward natural gas prices alone could result in a significant impairment of the Partnership's properties that are sensitive to declines in natural gas prices.

Partnership Operating Results Overview

Natural gas, NGLs and crude oil sales decreased 40%, or $2.3 million, for the first six months of 2012 compared to the first six months of 2011, while sales volumes declined 19% period-to-period. The average sales price per Mcfe, excluding the impact of realized derivative gains, was $3.79 for the current year period compared to $5.11 for the same period a year ago. Realized derivative gains from natural gas sales contributed an additional $2.17 per Mcfe, or $2 million, to the total revenues for the first six months of 2012 compared to an additional $0.32 per Mcfe, or $0.4 million, from natural gas and crude oil sales for the first six months of 2011. Comparatively, the total per Mcfe price realized, consisting of the average sales price and realized derivative gains, increased to $5.96 for the first six months by 2012 from $5.43 for the same period of 2011.

Natural gas, NGLs and crude oil production costs for the six months ended June 30, 2012 decreased by $1 million compared to the same period in 2011. Lease operating costs were lower by $0.8 million in 2012 as workovers, tubing repairs and non-recurring environmental remediation activities were collectively higher in 2011. Production taxes decreased by approximately $0.2 million in 2012, consistent with sales declines from 2011.

Index
ROCKIES REGION 2007 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Results of Operations

Summary Operating Results

The following table presents selected information regarding the Partnership’s results of operations:

	Three months ended June 30,			Six months ended June 30,
	2012	2011	Change	2012	2011	Change
Number of gross producing wells (end of period)	99	97	2	99	97	2

Production(1)
Natural gas (Mcf)(2)	341,482	430,895	(21)%	710,203	891,053	(20)%
NGLs (Bbl)	3,896	4,521	(14)%	9,280	10,007	(7)%
Crude oil (Bbl)	10,780	12,573	(14)%	24,409	29,878	(18)%
Natural gas equivalents (Mcfe)(3)	429,538	533,459	(19)%	912,337	1,130,363	(19)%
Average Mcfe per day	4,720	5,862	(19)%	5,013	6,245	(20)%

Natural gas, NGLs and crude oil sales
Natural gas(4)(5)	$390,477	$1,224,583	(68)%	$1,041,260	$2,803,835	(63)%
NGLs	82,902	118,291	(30)%	203,677	300,432	(32)%
Crude oil	920,515	1,183,214	(22)%	2,215,887	2,676,537	(17)%
Total natural gas, NGLs and crude oil sales	$1,393,894	$2,526,088	(45)%	$3,460,824	$5,780,804	(40)%

Realized gain (loss) on derivatives, net
Natural gas	$1,103,148	$383,720	187%	$1,981,214	$746,419	165%
Crude oil	—	(223,699)	(100)%	—	(389,597)	(100)%
Total realized gain on derivatives, net	$1,103,148	$160,021	*	$1,981,214	$356,822	*

Average selling price (excluding realized gain (loss) on derivatives)
Natural gas (per Mcf)(4)(5)	$1.14	$2.84	(60)%	$1.47	$3.15	(53)%
NGLs (per Bbl)	21.28	26.16	(19)%	21.95	30.02	(27)%
Crude oil (per Bbl)	85.39	94.11	(9)%	90.78	89.58	1%
Natural gas equivalents (per Mcfe)	3.25	4.74	(31)%	3.79	5.11	(26)%

Average selling price (including realized gain (loss) on derivatives)
Natural gas (per Mcf)	$4.37	$3.73	17%	$4.26	$3.98	7%
NGLs (per Bbl)	21.28	26.16	(19)%	21.95	30.02	(27)%
Crude oil (per Bbl)	85.39	76.32	12%	90.78	76.54	19%
Natural gas equivalents (per Mcfe)	5.81	5.04	15%	5.96	5.43	10%

Average cost per Mcfe
Natural gas, NGLs and crude oil production cost(6)	$1.69	$1.89	(11)%	$1.60	$2.21	(27)%
Depreciation, depletion and amortization	2.63	2.33	13%	2.71	2.43	12%

Operating costs and expenses
Direct costs - general and administrative	$43,331	$39,796	9%	$82,115	$87,046	(6)%
Depreciation, depletion and amortization	1,128,250	1,242,257	(9)%	2,475,889	2,745,071	(10)%

Cash distributions	$1,515,863	$1,470,045	3%	$2,939,226	$3,329,861	(12)%
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
(2) Approximately 19,073 Mcf, or 2%, of the Partnership's natural gas production was the result of a settlement with a third-party gas purchaser recorded during the six months ended June 30, 2011 related to prior years volume imbalances.
(3) Six Mcf of natural gas equals one Bbl of crude oil or NGL.
(4) Approximately $154,000, or 6%, of the Partnership's natural gas sales and with an effect of $0.11 per Mcf to the Partnership's average overall Mcf price for natural gas sales revenue for the six months ended June 30, 2011, was the result of the settlement with a third-party gas purchaser noted in footnote 2 above.
(5) A reduction in natural gas revenue of approximately $206,000 or 17% and with an effect of $0.48 per Mcf price for natural gas sales revenue was recognized for the three months ending June 30, 2011 for a pricing settlement for prior periods with a third-party gas purchaser. This reduction was 7% of sales and with an effect of $0.23 per Mcf price for natural gas sales revenue for the six months ended June 30, 2011.
(6) Represents natural gas, NGLs and crude oil operating expenses, including production taxes.

Definitions used throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations:

Bbl - One barrel of crude oil or NGLs or 42 gallons of liquid volume.
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

Natural Gas, NGLs and Crude Oil Sales

Natural Gas, NGLs and Crude Oil Pricing. The Partnership's results of operations depend upon many factors, particularly the prices of natural gas, NGLs and crude oil and the Managing General Partner's ability to market the Partnership's production effectively. Natural gas, NGLs and crude oil prices are among the most volatile of all commodity prices. These price variations have a material impact on the Partnership's financial results and capital expenditures. The Partnership has experienced a decline in the price of NGLs, mainly at Conway Hub in Kansas where the Partnership's Wattenberg production is priced, primarily due to increased ethane volumes and the limited market for ethane. Natural gas and NGL prices vary by region and locality, depending upon the distance to markets, the availability of pipeline capacity and the supply and demand relationships in that region or locality. The combination of increased drilling activity and the lack of local markets has resulted in local market oversupply situations from time to time. Like most producers, the Partnership relies on major interstate pipeline companies to construct these pipelines to increase capacity, rendering the timing and availability of these facilities beyond the Partnership's control. Crude oil pricing is predominately driven by the physical market, supply and demand, the financial markets and national and international politics.

The price the Partnership receives for its natural gas produced in the Rocky Mountain Region is based on a market basket of prices, which generally includes natural gas sold at, near or below Colorado Interstate Gas (“CIG”) prices, as well as other nearby region prices. The CIG Index, and other indices for production delivered to other Rocky Mountain pipelines, has historically been less than the price received for natural gas produced in the eastern regions, which is based on New York Mercantile Exchange ("NYMEX") prices. This negative differential has narrowed over the last few years and is lower than historical variances. The negative differential between NYMEX and CIG averaged $0.19 and $0.31 for the six months ended June 30, 2012 and 2011, respectively.

Six months ended June 30, 2012 as compared to six months ended June 30, 2011

For the six months ended June 30, 2012 compared to the same period of 2011, natural gas, NGLs and crude oil sales volumes, on an energy equivalency-basis, decreased 19%. Excluding the natural gas sales settlement identified in footnotes 2 and 4 to the Summary Operating Results table above, natural gas, NGLs and crude oil production, on an energy equivalency-basis, decreased 18% due to normal production declines for this stage in the wells’ production life cycle.

Index
ROCKIES REGION 2007 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

The $2.3 million, or 40%, decrease in sales for the 2012 six month period as compared to the prior year period was a reflection of sales volume decreases of 19% and a decline in average sales prices of 26%. The average sales price per Mcfe, excluding the impact of realized derivative gains, was $3.79 for the current year six month period compared to $5.11 for the same period a year ago.
Natural gas, NGLs and crude oil sales for the six months ended June 30, 2012 decreased by 63%, 32% and 17%, respectively, as compared to the six months ended June 30, 2011. The decrease in natural gas sales resulted from decreased prices per Mcf of 53% and lower natural gas production volumes of 20%, including the settlement identified in footnotes 2 and 4 to the Summary Operating Results table above. The decrease in NGLs sales was due to a decrease of 7% in NGLs production volumes and to a decrease in the average commodity price per Bbl of 27%. The crude oil sales decrease was due primarily to a sales volume decrease of 18%.

Three months ended June 30, 2012 as compared to three months ended June 30, 2011

For the three months ended June 30, 2012 compared to the same period in 2011, natural gas, NGLs and crude oil sales volumes, on an energy equivalency-basis, decreased 19% due to normal production declines for this stage in the wells’ production life cycle.

The $1.1 million, or 45%, decrease in sales for the 2012 three month period as compared to the prior year period was a reflection of sales volume decreases of 19% and a decline in average sales price of 31%. The average sales price per Mcfe, excluding the impact of realized derivative gains, was $3.25 for the current year three month period compared to $4.74 for the same period a year ago.
Natural gas, NGLs and crude oil sales for the three months ended June 30, 2012 decreased by 68%, 30% and 22%, respectively, as compared to the three months ended June 30, 2011. The decrease in natural gas sales resulted from decreased prices per Mcf of 60% and lower natural gas production volumes of 21%, including the settlement identified in footnotes 2 and 4 to the Summary Operating Results table. The decrease in NGLs sales was due to a decrease of 14% in NGLs production volumes and a decrease in the average commodity price per Bbl of 19%. The crude oil sales decrease was due primarily to a sales volume decrease of 14% and a decrease in the average commodity price per Bbl of 9%.

Commodity Price Risk Management

The Partnership used various derivative instruments to manage fluctuations in natural gas and crude oil prices. The Partnership had in place collars, fixed-price swaps and basis swaps on a portion of the Partnership's estimated natural gas and crude oil production. The Partnership sold its natural gas and crude oil at similar prices to the indices inherent in the Partnership's derivative instruments. As a result, for the volumes underlying the Partnership's derivative positions, the Partnership ultimately realized a price related to its collars of no less than the floor and no more than the ceiling and, for the Partnership's commodity swaps, the Partnership ultimately realized the fixed price related to its swaps.

Commodity price risk management includes realized gains and losses and unrealized mark-to-market changes in the fair value of the derivative instruments related to the Partnership's natural gas and crude oil production. See Note 4, Fair Value Measurements and Disclosures, and Note 5, Derivative Financial Instruments, to the unaudited condensed financial statements included in this report for additional details of the Partnership's derivative financial instruments.

Index
ROCKIES REGION 2007 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

The following table presents the realized and unrealized derivative gains and losses included in commodity price risk management gain (loss), net:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Commodity price risk management gain (loss), net:
Realized gains (losses)
Natural gas	$1,103,148	$383,720	$1,981,214	$746,419
Crude oil	—	(223,699)	—	(389,597)
Total realized gains, net	1,103,148	160,021	1,981,214	356,822
Unrealized gains (losses)
Reclassification of realized gains included in
prior periods unrealized gains	(1,120,484)	(153,671)	(1,562,032)	(399,991)
Unrealized gains (losses) for the period	(400,018)	790,613	684,794	432,803
Total unrealized gains (losses), net	(1,520,502)	636,942	(877,238)	32,812
Total commodity price risk management gain (loss), net	$(417,354)	$796,963	$1,103,976	$389,634

Six months ended June 30, 2012 as compared to six months ended June 30, 2011

Realized gains of $2 million recognized in the six months ended June 30, 2012 were primarily the result of lower natural gas spot prices at settlement compared to the respective strike price of the Partnership's natural gas derivative positions. For the six months ended June 30, 2012, realized gains on natural gas, exclusive of basis swaps, were $3.2 million. These gains were offset in part by realized losses of $1.2 million on the Partnership's basis swap positions as the negative basis differential between NYMEX and CIG weighted-average price was narrower than the strike price of the Partnership's basis swaps.

Unrealized gains of $0.7 million for the six months ended June 30, 2012 were primarily related to the downward shift in the natural gas forward curve and its impact on the fair value of the Partnership's open positions, offset in part by the narrowing of the CIG basis forward curve. For the period ended June 30, 2012, unrealized gains on the Partnership's natural gas positions were $0.8 million, partially offset by unrealized losses on the Partnership's CIG basis swaps of $0.1 million.

Realized gains recognized in the six months ended June 30, 2011 were primarily the result of lower natural gas spot prices at settlement compared to the respective strike price of the Partnership's natural gas derivative positions. Realized gains on natural gas settlements were $1.7 million for the six months ended June 30, 2011. These gains were offset in part by a $1.0 million loss on the Partnership's CIG basis protection swaps as the negative basis differential between NYMEX and CIG was narrower than the strike price of the basis positions. The Partnership also realized a $0.4 million loss on its crude oil positions due to higher spot prices at settlement compared to the respective strike price.

Unrealized gains during the six months ended June 30, 2011 were primarily related to the shifts in the forward curves and their impact on the fair value of the Partnership's open positions. The shift downward in the natural gas curve resulted in an unrealized gain of $0.8 million which was partially offset by unrealized losses of $0.4 million on the Partnership's CIG basis protection swaps as the forward basis differential between the NYMEX and CIG had continued to narrow.

Three months ended June 30, 2012 as compared to three months ended June 30, 2011

Realized gains of $1.1 million recognized in the three months ended June 30, 2012 were primarily the result of lower natural gas spot prices at settlement compared to the respective strike price of the Partnership's natural gas derivative positions. For the three months ended June 30, 2012, realized gains on natural gas, exclusive of basis swaps, were $1.7 million. These gains were offset in part by realized losses of $0.6 million on the Partnership's basis swap positions as the negative basis differential between NYMEX and CIG weighted average price was narrower than the strike price of the Partnership's basis swaps.

Index
ROCKIES REGION 2007 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Unrealized losses of $0.4 million for the three months ended June 30, 2012 were primarily related to the upward shift in the natural gas forward curve and its impact on the fair value of the Partnership's open positions and by the narrowing of the CIG basis forward curve. For the period ended June 30, 2012, unrealized losses on the Partnership's natural gas positions were $0.3 million in addition to unrealized losses on the Partnership's CIG basis swaps of $0.1 million.

Realized gains recognized in the three months ended June 30, 2011 were primarily the result of lower natural gas spot prices at settlement compared to the respective strike price of the Partnership's natural gas derivative positions. Realized gains on natural gas settlements were approximately $1.0 million for the three months ended June 30, 2011. These gains were offset in part by an approximate $0.6 million loss on the Partnership's CIG basis protection swaps as the negative basis differential between NYMEX and CIG was narrower than the strike price of the basis positions. The Partnership also realized a loss of approximately $0.2 million on its crude oil positions due to higher spot prices at settlement compared to the respective strike price.

Unrealized gains during the three months ended June 30, 2011 were primarily related to the shifts in the forward curves and their impact on the fair value of the Partnership's open positions. The significant shift downward in the crude oil curve resulted in an unrealized gain of approximately $0.1 million during the three months ended June 30, 2011. Likewise, the shift downward in the natural gas curve resulted in a total unrealized gain of approximately $0.8 million. These unrealized gains were partially offset by unrealized losses of approximately $0.1 million on the Partnership's CIG basis protection swaps due to the narrowing of the NYMEX-CIG basis differential.

The following table presents the Partnership's derivative positions in effect as of June 30, 2012:

	Collars			Fixed-Price Swaps		CIG Basis Protection Swaps
Commodity/ Index	Quantity (Gas-MMBtu(1))	Weighted-Average Contract Price		Quantity (Gas-MMBtu(1))	Weighted- Average Contract Price	Quantity (Gas-MMBtu(1))	Weighted- Average Contract Price	Fair Value at June 30, 2012(2)
		Floors	Ceilings

Natural Gas
NYMEX
07/01 - 09/30/2012	20,362	$6.00	$8.27	326,282	$6.98	346,644	$(1.88)	$854,344
10/01 - 12/31/2012	21,975	6.00	8.27	312,747	6.98	334,722	(1.88)	703,915
01/01 - 03/31/2013	—	—	—	317,795	7.12	317,795	(1.88)	613,607
04/01 - 06/30/2013	—	—	—	313,268	7.12	313,268	(1.88)	637,610
07/01 - 09/30/2013	—	—	—	308,107	7.12	308,107	(1.88)	596,850
10/01 - 12/31/2013	—	—	—	299,412	7.12	299,412	(1.88)	505,771
Total	42,337			1,877,611		1,919,948		$3,912,097

(1) A standard unit of measure for natural gas (one MMBtu equals one Mcf).
(2) As of June 30, 2012, approximately 2% of the fair value of the Partnership's derivative assets were measured using significant unobservable inputs (Level 3). See Note 4, Fair Value Measurements and Disclosures, to the unaudited condensed financial statements included in this report.

Natural Gas, NGLs and Crude Oil Production Costs

Generally, natural gas, NGLs and crude oil production costs vary with changes in total natural gas, NGLs and crude oil sales and production volumes. Production taxes are estimates by the Managing General Partner based on tax rates determined using published information. These estimates are subject to revision based on actual amounts determined during future filings by the Managing General Partner with the taxing authorities. Production taxes vary directly with total natural gas, NGLs and crude oil sales. Transportation costs vary directly with production volumes. Fixed monthly well operating costs increase on a per unit basis as production decreases per the historical decline curve. In addition, general oil field services and all other costs vary and can fluctuate based on services required, but are expected to increase as wells age and require more extensive repair and maintenance. These costs include water hauling and disposal, equipment repairs and maintenance, snow removal, environmental compliance and remediation and service rig workovers.

Index
ROCKIES REGION 2007 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Six months ended June 30, 2012 as compared to six months ended June 30, 2011

Natural gas, NGLs and crude oil production costs for the six months ended June 30, 2012 decreased by $1 million compared to the same period in 2011. Lease operating costs were lower by $0.8 million in 2012 as workovers, tubing repairs and non-recurring environmental remediation activities were collectively higher in 2011. Production taxes decreased by approximately $0.2 million in 2012, consistent with sales declines from 2011. Natural gas, NGLs and crude oil production costs per Mcfe decreased to $1.60 during 2012 from $2.21 in 2011 due to decreased costs, partially offset by lower volumes.

Three months ended June 30, 2012 as compared to three months ended June 30, 2011

Natural gas, NGLs and crude oil production costs for the three months ended June 30, 2012 decreased by $0.3 million compared to the same period in 2011. Lease operating costs were lower by $0.1 million in 2012 as workovers, tubing repairs and non-recurring environmental remediation activities were collectively higher in 2011. Production taxes decreased by approximately $0.2 million in 2012, consistent with sales declines from 2011. Natural gas, NGLs and crude oil production costs per Mcfe decreased to $1.69 during 2012 from $1.89 due to the decrease in costs, partially offset by lower volumes.

Depreciation, Depletion and Amortization ("DD&A")

Six months ended June 30, 2012 as compared to six months ended June 30, 2011
DD&A expense for the six months ended June 30, 2012 decreased by $0.3 million compared to the same period in 2011 due to lower production volumes in 2012, partially offset by an increase the DD&A expense rate. The DD&A expense rate per Mcfe increased to $2.71 for the 2012 six months compared to $2.43 during the same period in 2011 due to the effect of the net downward revision in the Partnership’s proved developed producing reserves as of December 31, 2011.

Three months ended June 30, 2012 as compared to three months ended June 30, 2011

DD&A expense for the three months ended June 30, 2012 decreased by $0.1 million compared to the same period in 2011 from lower production volumes in 2012, partially offset by an increase the DD&A expense rate. The DD&A expense rate per Mcfe increased to $2.63 for the 2012 three months compared to $2.33 during the same period in 2011 due to the effect of the net downward revision in the Partnership’s proved developed producing reserves as of December 31, 2011.

Financial Condition, Liquidity and Capital Resources

The Partnership's primary sources of cash for the six months ended June 30, 2012 were operating activities, which include the sale of natural gas, NGLs and crude oil production, and the net realized gains from the Partnership's derivative positions. These sources of cash were primarily used to fund the Partnership's operating costs, direct costs-general and administrative and monthly distributions to the Investor Partners and the Managing General Partner. During the six months ended June 30, 2012, the Managing General Partner withheld $940,000 from the Partnership's cash distributions pursuant to the Additional Development Plan. For additional information, see Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations−Recent Developments−Additional Development Plan.

Fluctuations in the Partnership's operating cash flows are substantially driven by changes in commodity prices, sales volumes and realized gains and losses from commodity contracts. Commodity prices have historically been volatile and the Managing General Partner attempts to manage this volatility through the use of derivatives. Therefore, the primary source of cash flows from operations becomes the net activity between natural gas, NGLs and crude oil sales and realized natural gas and crude oil derivative gains and losses. The Partnership does not engage in speculative positions, nor does the Partnership hold derivative instruments for 100% of the Partnership's expected future production from producing wells, and therefore may still experience significant fluctuations in cash flows from operations. As of June 30, 2012, the Partnership had natural gas derivative positions in place covering 95% of the expected natural gas production for the remainder of 2012 at an average price of $5.04 per Mcf. The Partnership has no NGL or crude oil derivatives. See Results of Operations for further discussion of the impact of prices and volumes on sales from operations and the impact of derivative activities on the Partnership's revenues.

Index
ROCKIES REGION 2007 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

The Partnership's future operations are expected to be conducted with available funds and revenues generated from natural gas, NGLs and crude oil production activities and commodity derivatives. Natural gas, NGLs and crude oil production from existing properties are generally expected to continue a gradual decline in the rate of production over the remaining life of the wells. Therefore, the Partnership anticipates a lower annual level of natural gas, NGLs and crude oil production and, in the absence of significant price increases or additional reserve development, lower revenues. The Partnership also expects cash flows from operations to decline if commodity prices remain at current levels or decrease in the future. Under these circumstances, decreased production would have a material adverse impact on the Partnership's operations and may result in reduced cash distributions to the Managing General Partner and Investor Partners through the remainder of 2012 and beyond, and may substantially reduce or restrict the Partnership's ability to participate in the additional development activities which are more fully described in Recent Developments−Additional Development Plan above.

Although the Agreement permits the Partnership to borrow funds on its behalf for Partnership activities, the Managing General Partner does not anticipate electing to fund any portion of the Partnership's refracturing and recompletion activities through borrowings. Partnership borrowings, should any occur, will be non-recourse to the Investor Partners. Accordingly, the Partnership, rather than the Investor Partners, will be responsible for repaying any amounts borrowed.

Working Capital

At June 30, 2012, the Partnership had a working capital surplus of $7.2 million compared to a working capital surplus of $6.7 million at December 31, 2011. The increase of $0.5 million was primarily due to the following changes:

•	cash and cash equivalents increased by $0.9 million between June 30, 2012 and December 31, 2011;

•	accounts receivable decreased by $0.6 million between June 30, 2012 and December 31, 2011;

•	realized and unrealized derivative gains receivable increased by $0.4 million between June 30, 2012 and December 31, 2011; and

•
amounts due to Managing General Partner-other, net, excluding natural gas, NGLs and crude oil sales received from third parties and realized derivative gains, increased by $0.3 million between June 30, 2012 and December 31, 2011.

Working capital is expected to increase due to the Partnership’s anticipated withholding of cash from the Managing General Partner and Investor Partners, on a pro-rata basis, for refracturing activities. The balance of the withholdings, which began in the fourth quarter of 2010, is $3,060,000 as of June 30, 2012. Cash will begin to decrease as the funds are utilized for payment of development activities, currently planned to occur during 2012. Funding for the Additional Development Plan will be provided by the withholding of distributable cash flows from the Managing General Partner and Investor Partners based upon the respective pro-rata basis percentage of Partnership ownership. Working capital is expected to similarly fluctuate by increasing during periods of Additional Development Plan funding and decreasing during periods when payments are made for refracturing or recompletion activities.

Cash Flows

Operating Activities

The Partnership's cash flows from operating activities are primarily impacted by commodity prices, production volumes, realized gains and losses from derivative positions, operating costs and direct costs-general and administrative expenses. See Results of Operations above for an additional discussion of the key drivers of cash flows from operating activities.

The Partnership currently uses the "net-back" method of accounting for recording natural gas sales. Under this method, the price the Partnership receives on its natural gas sales is impacted by the Managing General Partner's transportation, gathering and processing agreements. The Partnership sells natural gas at the wellhead and collects a price and recognizes revenues based on the wellhead sales price since transportation costs downstream of the wellhead are incurred by the purchaser and reflected in the wellhead price. The net-back method results in the recognition of sales prices that are below the related pricing indices.

Index
ROCKIES REGION 2007 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Net cash flows from operating activities were $4.2 million for the six months ended June 30, 2012 compared to $4.0 million for the comparable period in 2011. The increase of $0.2 million in cash from operating activities was due primarily to the following:

•	a decrease in natural gas, NGLs and crude oil sales receipts of $2.2 million;

•	an increase in commodity price risk management realized gain receipts of $0.8 million; and

•	a decrease in production costs and direct costs-general and administrative payments of $1.7 million.

Investing Activities

From time to time, the Partnership invests in equipment which supports treatment, delivery and measurement of natural gas, NGLs and crude oil or environmental protection. These amounts totaled approximately $362,000 and $28,000 for the six months ended June 30, 2012 and 2011, respectively.

Financing Activities

The Partnership initiated monthly cash distributions to investors in May 2008 and has distributed $85.3 million through June 30, 2012. The table below presents cash distributions to the Partnership's investors. Distributions to the Managing General Partner represent amounts distributed to the Managing General Partner for its 37% general partner interest in the Partnership and Investor Partner distributions include amounts distributed to Investor Partners for their 63% ownership share in the Partnership, as well as amounts distributed to the Managing General Partner for limited partnership units repurchased.

Distributions

Three months ended June 30,	Managing General Partner	Investor Partners	Total
2012	$560,869	$954,994	$1,515,863
2011	543,917	926,128	1,470,045

Six months ended June 30,	Managing General Partner	Investor Partners	Total
2012	$1,087,513	$1,851,713	$2,939,226
2011	1,232,049	2,097,812	3,329,861

Three months ended June 30, 2012 as compared to three months ended June 30, 2011

The increase in distributions for the three months ended June 30, 2012 as compared to 2011 is primarily due to increased cash from operations partially offset by increased capital expenditures and increased funds held by the Managing General Partner for the Additional Development Plan. During the quarter ended June 30, 2012, on a pro-rata basis, based on percentage of ownership in the Partnership, the Partnership withheld $122,100 and $207,900 from the Managing General Partner and Investor Partners’ share of cash available for distributions, respectively.

Six months ended June 30, 2012 as compared to six months ended June 30, 2011

The decrease in distributions for the six months ended June 30, 2012 as compared to 2011 is primarily due to increased capital expenditures and increased funds held by the Managing General Partner for the Additional Development Plan partially offset by increased cash from operations. During the six months ended June 30, 2012, on a pro-rata basis, based on percentage of ownership in the Partnership, the Partnership withheld $347,800 and $592,200 from the Managing General Partner and Investor Partners’ share of cash available for distributions, respectively. For additional information, see Recent Developments−Additional Development Plan above.

Index
ROCKIES REGION 2007 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Off-Balance Sheet Arrangements

As of June 30, 2012, the Partnership had no existing off-balance sheet arrangements, as defined under SEC rules, which have or are reasonably likely to have a material current or future effect on the Partnership's financial condition, results of operations, liquidity, capital expenditures or capital resources.

Commitments and Contingencies

See Note 6, Commitments and Contingencies, to the accompanying unaudited condensed financial statements included in this report.

Recent Accounting Standards

See Note 2, Recent Accounting Standards, to the accompanying unaudited condensed financial statements included in this report.

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

(a)    Evaluation of Disclosure Controls and Procedures

As of June 30, 2012, PDC, as Managing General Partner on behalf of the Partnership, carried out an evaluation, under the supervision and with the participation of the Managing General Partner's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). This evaluation considered the various processes carried out under the direction of the Managing General Partner's disclosure committee in an effort to ensure that information required to be disclosed in the SEC reports that the Partnership files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and that such information is accumulated and communicated to the Partnership's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussion regarding required disclosure.

Based on the results of this evaluation, the Managing General Partner's Chief Executive Officer and the Chief Financial Officer concluded that the Partnership's disclosure controls and procedures were effective as of June 30, 2012.

(b)    Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2012, PDC, the Managing General Partner, made no changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

The following table presents information about the Managing General Partner's limited partner unit repurchases during the three months ended June 30, 2012:

Period	Total Number of Units Repurchased	Average Price Paid Per Unit
April 1 - 30, 2012	—	$—
May 1 - 31, 2012	0.25	3,740
June 1 - 30, 2012	—	—
Total	0.25	$3,740

Item 3.    Defaults Upon Senior Securities

Not applicable.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

None.

Index
ROCKIES REGION 2007 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith

31.1
Certification by Chief Executive Officer of PDC Energy, Inc., the Managing General Partner of the Partnership, pursuant to Rule 13a-14(a)/15d-14(c) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
X

31.2
Certification by Chief Financial Officer of PDC Energy, Inc., the Managing General Partner of the Partnership, pursuant to Rule 13a-14(a)/15d-14(c) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
X

32.1*
Certifications by Chief Executive Officer and Chief Financial Officer of PDC Energy, Inc., the Managing General Partner of the Partnership, pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*Furnished herewith.

Index
ROCKIES REGION 2007 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rockies Region 2007 Limited Partnership
By its Managing General Partner
PDC Energy, Inc.

By: /s/ James M. Trimble
James M. Trimble President and Chief Executive Officer of PDC Energy, Inc.
August 14, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ James M. Trimble	President and Chief Executive Officer	August 14, 2012
James M. Trimble	PDC Energy, Inc. Managing General Partner of the Registrant
(principal executive officer)

/s/ Gysle R. Shellum	Chief Financial Officer	August 14, 2012
Gysle R. Shellum	PDC Energy, Inc. Managing General Partner of the Registrant
(principal financial officer)

/s/ R. Scott Meyers	Chief Accounting Officer	August 14, 2012
R. Scott Meyers	PDC Energy, Inc. Managing General Partner of the Registrant
(principal accounting officer)