Form 10-Q
period 2014-03-31
ROCKIES REGION 2007 LP
filed 2014-05-14
CIK 1407805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the quarterly period ended March 31, 2014
or

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

As of March 31, 2014 this Partnership had 4,470 units of limited partnership interest and no units of additional general partnership interest outstanding.

Rockies Region 2007 Limited Partnership

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 ("Securities Act") and Section 21E of the Securities Exchange Act of 1934 ("Exchange Act") regarding this Partnership's business, financial condition and results of operations. PDC Energy, Inc. (“PDC”) is the Managing General Partner of this Partnership. All statements other than statements of historical facts included in and incorporated by reference into this report are “forward-looking statements” within the meaning of the safe harbor provisions of the United States ("U.S.") Private Securities Litigation Reform Act of 1995. Words such as expects, anticipates, intends, plans, believes, seeks, estimates and similar expressions or variations of such words are intended to identify forward-looking statements herein. These statements relate to, among other things: estimated crude oil, natural gas and natural gas liquids ("NGLs") reserves; additional development plans; future production (including the components of such production), sales, expenses, cash flows and liquidity; anticipated capital expenditures and projects; the effect of additional midstream facilities and services; the impact of high line pressures; and the Managing General Partner's future strategies, plans and objectives.
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

•	potential declines in the value of this Partnership's crude oil and natural gas properties resulting in impairments;

•	changes in estimates of proved reserves;

•	inaccuracy of reserve estimates and expected production rates;

•	potential for production decline rates from this Partnership's wells being greater than expected;

•	availability of future cash flows for investor distributions or funding of development activities;

•	timing and extent of this Partnership's success in further developing and producing from this Partnership's reserves;

•	the Managing General Partner's ability to secure supplies and services at reasonable prices;

•
availability of sufficient pipeline, gathering and other transportation facilities and related infrastructure to process and transport this Partnership's production, and the impact of these facilities on the price this Partnership receives for its production;

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

Further, this Partnership urges the reader to carefully review and consider the cautionary statements and disclosures made in this Quarterly Report on Form 10-Q, this Partnership's Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”) filed with the U.S. Securities and Exchange Commission (“SEC”) on April 7, 2014 and this Partnership's other filings with the SEC for further information on risks and uncertainties that could affect this Partnership's business, financial condition, results of operations and cash flows. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this report. This Partnership undertakes no obligation to update any forward-looking statements in order to reflect any event or circumstance occurring after the date of this report or currently unknown facts or conditions or the occurrence of unanticipated events. All forward looking statements are qualified in their entirety by this cautionary statement.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Rockies Region 2007 Limited Partnership
Condensed Balance Sheets
(unaudited)

	March 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$660,006	$570,376
Accounts receivable	364,646	378,940
Crude oil inventory	66,329	55,308
Total current assets	1,090,981	1,004,624

Crude oil and natural gas properties, successful efforts method, at cost	55,748,749	55,748,749
Less: Accumulated depreciation, depletion and amortization	(32,494,253)	(31,819,541)
Crude oil and natural gas properties, net	23,254,496	23,929,208
Other assets	3,147	89,630

Total Assets	$24,348,624	$25,023,462

Liabilities and Partners' Equity
Current liabilities:
Accounts payable and accrued expenses	$37,934	$33,041
Due to Managing General Partner-other, net	3,122	119,994
Total current liabilities	41,056	153,035
Asset retirement obligations	953,726	935,813
Total liabilities	994,782	1,088,848

Commitments and contingent liabilities

Partners' equity:
Managing General Partner	3,446,974	3,661,859
Limited Partners - 4,470 units issued and outstanding	19,906,868	20,272,755
Total Partners' equity	23,353,842	23,934,614
Total Liabilities and Partners' Equity	$24,348,624	$25,023,462

See accompanying notes to unaudited condensed financial statements.

Rockies Region 2007 Limited Partnership
Condensed Statements of Operations
(unaudited)

	Three months ended March 31,
	2014	2013
Revenues:
Crude oil, natural gas and NGLs sales	$1,200,367	$1,667,340
Commodity price risk management loss, net	—	(487,209)
Total revenues	1,200,367	1,180,131
Operating costs and expenses:
Crude oil, natural gas and NGLs production costs	240,173	308,500
Direct costs - general and administrative	36,253	44,649
Depreciation, depletion and amortization	674,712	901,912
Accretion of asset retirement obligations	17,913	16,573
Total operating costs and expenses	969,051	1,271,634

Income (loss) from continuing operations	231,316	(91,503)

Income from discontinued operations	—	220,469

Net income	$231,316	$128,966

Income (loss) from continuing operations	$231,316	$(91,503)
Less: Managing General Partner interest in income (loss) from continuing operations	85,587	(33,856)
Income (loss) from continuing operations allocated to Investor Partners	$145,729	$(57,647)

Income from discontinued operations	$—	$220,469
Less: Managing General Partner interest in income from discontinued operations	—	81,574
Income from discontinued operations allocated to Investor Partners	$—	$138,895

Net income (loss) per Investor Partner unit
Continuing operations	$33	$(13)
Discontinued operations	—	31
Net income per Investor Partner unit	$33	$18

Investor Partner units outstanding	4,470	4,470

See accompanying notes to unaudited condensed financial statements.

Rockies Region 2007 Limited Partnership
Condensed Statements of Cash Flows
(unaudited)

	Three months ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$231,316	$128,966
Adjustments to net income to reconcile to net cash from operating activities:
Depreciation, depletion and amortization	674,712	1,057,122
Accretion of asset retirement obligations	17,913	20,676
Net change in fair value of unsettled derivatives	—	1,131,465
Changes in assets and liabilities:
Accounts receivable	14,294	56,693
Crude oil inventory	(11,021)	5,819
Other assets	86,483	(11,988)
Accounts payable and accrued expenses	4,893	(8,561)
Due to Managing General Partner-other, net	(116,872)	—
Due from Managing General Partner-other, net	—	(42,257)
Net cash from operating activities	901,718	2,337,935
Cash flows from financing activities:
Distributions to Partners	(812,088)	(2,337,935)
Net cash from financing activities	(812,088)	(2,337,935)

Net change in cash and cash equivalents	89,630	—
Cash and cash equivalents, beginning of period	570,376	570,376
Cash and cash equivalents, end of period	$660,006	$570,376

See accompanying notes to unaudited condensed financial statements.

ROCKIES REGION 2007 LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
March 31, 2014
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

As of March 31, 2014, there were 1,785 limited partners in this Partnership (the “Investor Partners”). PDC is the designated Managing General Partner of this Partnership and owns a 37% Managing General Partner ownership in this Partnership. According to the terms of the Agreement, revenues, costs and cash distributions of this Partnership are allocated 63% to the Investor Partners, which are shared pro rata based upon the number of units in this Partnership, and 37% to the Managing General Partner. The Managing General Partner may repurchase Investor Partner units under certain circumstances provided by the Agreement, upon request of an individual Investor Partner. Through March 31, 2014, the Managing General Partner had repurchased 57.3 units of Partnership interest from the Investor Partners at an average price of $4,313 per unit. As of March 31, 2014, the Managing General Partner owned 37.8% of this Partnership, including the repurchased interest.

In the Managing General Partner's opinion, the accompanying condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of this Partnership's results for interim periods in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Accordingly, pursuant to such rules and regulations, certain notes and other financial information included in the audited financial statements have been condensed or omitted. The information presented in this Quarterly Report on Form 10-Q should be read in conjunction with this Partnership's audited financial statements and notes thereto included in this Partnership's 2013 Form 10-K. This Partnership's accounting policies are described in the Notes to Financial Statements in this Partnership's 2013 Form 10-K and updated, as necessary, in this Quarterly Report on Form 10-Q. The results of operations and cash flows for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year or any other future period.

Note 2 - Summary of Significant Accounting Policies

Recently Issued Accounting Standard

In April 2014, the Financial Accounting Standards Board issued changes related to the criteria for determining which disposals can be presented as discontinued operations and modified related disclosure requirements. Under the new pronouncement, a discontinued operation is defined as a disposal of a component of an organization that represents a strategic shift and that has a major effect on the organization's operations and financial results. These changes are to be applied prospectively for new disposals or components of this Partnership's business classified as held for sale during interim and annual periods beginning after December 15, 2014, with early adoption permitted. The Managing General Partner of this Partnership is currently evaluating the impact these changes will have on this Partnership's condensed financial statements.

ROCKIES REGION 2007 LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
March 31, 2014
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

The following table presents transactions with the Managing General Partner reflected in the condensed balance sheets line item “Due to Managing General Partner-other, net” which remain undistributed or unsettled with this Partnership's investors as of the dates indicated:

	March 31, 2014	December 31, 2013
Crude oil, natural gas and NGLs sales revenues collected from this Partnership's third-party customers	$380,716	$306,014
Other (1)	(383,838)	(426,008)
Total Due to Managing General Partner-other, net	$(3,122)	$(119,994)

(1)
All other unsettled transactions between this Partnership and the Managing General Partner. The majority of these are operating costs and general and administrative costs, which have not been deducted from distributions.

The following table presents Partnership transactions with the Managing General Partner for the three months ended March 31, 2014 and 2013. “Well operations and maintenance” and “Gathering, compression and processing fees” are included in the “Crude oil, natural gas and NGLs production costs” line item on the condensed statements of operations for continuing operations or in Note 8, Divestitures and Discontinued Operations, for discontinued operations.

	Three months ended March 31,
	2014	2013
Well operations and maintenance	$186,537	$544,713
Gathering, compression and processing fees	—	66,249
Direct costs - general and administrative	36,253	44,649
Cash distributions (1)	307,024	874,427

(1)	Cash distributions include $6,552 and $9,391 during the three months ended March 31, 2014 and 2013, respectively, related to equity cash distributions for Investor Partner units repurchased by PDC.

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

ROCKIES REGION 2007 LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
March 31, 2014
(unaudited)

Note 5 - Derivative Financial Instruments

This Partnership had no crude oil, natural gas or NGLs derivative activity subsequent to June 30, 2013 as all open positions were either sold or liquidated prior to that date. The following table presents the impact of this Partnership's derivative instruments on its accompanying condensed statements of operations for the three months ended March 31, 2013:

Statement of operations line item:	Three Months Ended March 31, 2013
Commodity price risk management loss, net
Net settlements	$644,256
Net change in fair value of unsettled derivatives	(1,131,465)
Total commodity price risk management loss, net	$(487,209)

Note 6 - Commitments and Contingencies

Legal Proceedings

Neither this Partnership nor PDC, in its capacity as the Managing General Partner of this Partnership, are party to any pending legal proceeding that PDC believes would have a materially adverse effect on this Partnership's business, financial condition, results of operations or liquidity.

Environmental

Due to the nature of the oil and gas industry, this Partnership is exposed to environmental risks. The Managing General Partner has various policies and procedures in place to prevent environmental contamination and mitigate the risks from environmental contamination. The Managing General Partner conducts periodic reviews to identify changes in this Partnership's environmental risk profile. Liabilities are accrued when environmental remediation efforts are probable and the costs can be reasonably estimated. These liabilities are reduced as remediation efforts are completed or are adjusted as a consequence of subsequent periodic reviews. Liabilities for environmental remediation efforts are included in the line item captioned “Accounts payable and accrued expenses” on the balance sheets.

During the three months ended March 31, 2014, as a result of the Managing General Partner's periodic review, no new environmental remediation projects were identified and this Partnership's expense for environmental remediation efforts was not significant. This Partnership had no liabilities for environmental remediation efforts as of March 31, 2014 or December 31, 2013.

The Managing General Partner is not currently aware of any environmental claims existing as of March 31, 2014 which have not been provided for or would otherwise have a material impact on this Partnership's condensed financial statements; however, there can be no assurance that current regulatory requirements will not change or that unknown past non-compliance with environmental laws will not be discovered on this Partnership's properties.

ROCKIES REGION 2007 LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
March 31, 2014
(unaudited)

Note 7 - Asset Retirement Obligations

The following table presents the changes in the carrying amount of the asset retirement obligations associated with this Partnership's working interest in crude oil and natural gas properties:

Amount

Balance at December 31, 2013	$935,813
Accretion expense	17,913
Balance at March 31, 2014	$953,726

Note 8 - Divestitures and Discontinued Operations

Piceance Basin. In February 2013, this Partnership's Managing General Partner entered into a purchase and sale agreement with certain affiliates of Caerus Oil and Gas LLC ("Caerus") pursuant to which this Partnership agreed to sell to Caerus all of its Piceance Basin assets and certain derivatives. In June 2013, this divestiture was completed with total consideration for this Partnership of approximately $13.5 million. The divestiture of this Partnership's Piceance Basin assets resulted in a decrease of crude oil and natural gas properties of $23.8 million and a decrease of accumulated depreciation, depletion and amortization of $10.3 million. The sale resulted in a loss on divestiture of assets of approximately $0.5 million.
In July 2013, this Partnership distributed proceeds received for the Piceance Basin asset divestiture to the Managing General Partner and Investor Partners as follows:

Amount
Distributed to:	(millions)

Managing General Partner	$5.0
Investor Partners	8.5
Total	$13.5

Following the sale, this Partnership does not have a significant continuing involvement in the operations of, or cash flows from, the Piceance Basin oil and gas properties. Accordingly, the results of operations related to these assets have been separately reported as discontinued operations in the condensed statement of operations for the three months ended March 31, 2013.

ROCKIES REGION 2007 LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
March 31, 2014
(unaudited)

The following table presents statement of operations data related to this Partnership's discontinued operations for the Piceance Basin divestiture:

Statement of Operations - Discontinued Operations	Three months ended March 31, 2013

Revenues:
Crude oil, natural gas and NGLs sales	$827,421

Operating costs and expenses:
Crude oil, natural gas and NGLs production costs	447,639
Depreciation, depletion and amortization	155,210
Accretion of asset retirement obligations	4,103
Total operating costs and expenses	606,952
Income from discontinued operations	$220,469

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

PDC, on behalf of this Partnership in accordance with the D&O Agreement, is authorized to enter into multi-year fixed price contracts and/or to utilize derivatives, including collars, swaps or basis protection swaps, in order to offset some or all of the commodity price variability for particular periods of time. In accordance with the D&O Agreement, the Managing General Partner may enter into derivative arrangements on behalf of this Partnership. The Managing General Partner has not entered into such arrangements on behalf of this Partnership in the last few years and does not anticipate doing so in the future, however, it may elect to change its intentions in this regard if warranted by significant changes in the underlying commodity markets.
Partnership Operating Results Overview

Crude oil, natural gas and NGLs sales from continuing operations decreased 28%, or approximately $0.5 million, for the three months ended March 31, 2014 compared to the same period of 2013, as sales volumes from continuing operations declined 30% period-to-period. The average sales price per barrel of crude oil equivalent ("Boe"), excluding the impact of net settlements on derivatives, was $53.81 for the current period compared to $52.01 for the same period a year ago. There were no net settlements on natural gas derivatives during the three months ended March 31, 2014 compared to approximately $0.6 million for the same period of 2013. Additionally, discontinued operations contributed approximately $0.4 million to net cash from operating activities during the three months ended March 31, 2013. This Partnership had no discontinued operations in 2014 as the sale of the Piceance Basin assets was completed in the second quarter of 2013.

Index

ROCKIES REGION 2007 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Results of Operations

Summary Operating Results

The following table presents selected information regarding this Partnership’s results from continuing operations:

	Three months ended March 31,
	2014	2013	Change
Number of gross producing wells (end of period)	75	75	—

Production(1)
Crude oil (Bbl)	10,507	15,712	(33)%
Natural gas (Mcf)	40,032	65,070	(38)%
NGLs (Bbl)	5,130	5,503	(7)%
Crude oil equivalent (Boe)(2)	22,309	32,060	(30)%
Average Boe per day	248	356	(30)%

Crude oil, natural gas and NGLs sales
Crude oil	$922,659	$1,374,202	(33)%
Natural gas	173,700	194,528	(11)%
NGLs	104,008	98,610	5%
Total crude oil, natural gas and NGLs sales	$1,200,367	$1,667,340	(28)%

Net settlements on derivatives
Natural gas	$—	$644,256	(100)%

Average selling price (excluding net settlements on derivatives)
Crude oil (per Bbl)	$87.81	$87.46	—%
Natural gas (Mcf)	4.34	2.99	45%
NGLs (Bbl)	20.27	17.92	13%
Crude oil equivalent (per Boe)	53.81	52.01	3%

Average cost per Boe
Crude oil, natural gas and NGLs production cost(3)	$10.77	$9.62	12%
Depreciation, depletion and amortization	30.24	28.13	8%

Operating costs and expenses
Direct costs - general and administrative	$36,253	$44,649	(19)%
Depreciation, depletion and amortization	674,712	901,912	(25)%

Cash distributions	$812,088	$2,337,935	(65)%

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

Crude oil pricing is predominately driven by the physical market, supply and demand, financial markets and national and international politics. Crude oil is sold under various purchase contracts with monthly pricing provisions based on NYMEX pricing, adjusted for differentials. Natural gas prices vary by region and locality, depending upon the distance to markets, availability of pipeline capacity and supply and demand relationships in that region or locality. The price this Partnership receives for its natural gas produced is based on CIG prices, adjusted for differentials. This Partnership's price for NGLs is mainly based on prices from the Conway hub in Kansas where this production is marketed.

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

In recent years, the Partnership's production has been adversely impacted by high line pressures on the gathering system operated by this Partnership's primary third-party midstream service provider. Ongoing industry drilling activity has resulted in an increase in volumes on the gathering system with an associated increase in system pressures. In addition, higher temperatures resulted in reduced system compressor efficiencies and further increased line pressures in the summer months. The Managing General Partner, and other operators, are working with the midstream service provider, who is implementing a multi-year facility expansion program. This expansion will significantly increase the long-term gathering and processing capacity of the system. Initial system improvements have already been implemented. In particular, the O’Connor (formerly known as LaSalle) gas plant commenced operations in October 2013 and was further expanded in early 2014 to accommodate additional system volumes. The Managing General Partner anticipates increases in gathering line pressures as temperatures increase in the summer months, but expects the system pressures to be at a lower level than was experienced in 2013 as a result of the recent midstream facility expansions. Like most producers, this Partnership relies on our third-party midstream service providers to construct compression, gathering and processing facilities to keep pace with our production growth. As a result, the timing and availability of additional facilities going forward is beyond this Partnership's or the Managing General Partner's control.

Three months ended March 31, 2014 as compared to three months ended March 31, 2013

For the three months ended March 31, 2014 compared to the same period of 2013, crude oil, natural gas and NGLs production from continuing operations, on an energy equivalency-basis, decreased 30%, primarily due to normal production declines for this stage in the wells’ production life cycle. The decrease in production resulted in lower sales from continuing operations to approximately $1.2 million for the three months ended March 31, 2014 as compared to $1.7 million for the three months ended March 31, 2013. The average sales price per Boe, excluding the impact of net settlements from derivatives, was $53.81 for the current year three month period compared to $52.01 for the same period a year ago.

Crude oil sales decreased by approximately $0.5 million, or 33%, during the three months ended March 31, 2014 when compared to the same prior year period, primarily due to a production volume decrease of 33%. Natural gas sales decreased by

Index

ROCKIES REGION 2007 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

approximately $21,000, or 11%, during the three months ended March 31, 2014 when compared to the same prior year period, primarily due to a production volume decrease of 38%, partially offset by an increased average selling price of 45% per Mcf. The average selling price per Mcf was $4.34 for the current year three month period compared to $2.99 for the same prior year period. NGLs sales increased by approximately $5,000, or 5%, during the three months ended March 31, 2014 when compared to the same prior year period, primarily due to an increase in the average selling price of 13% per Bbl, offset in part by a production volume decrease of 7%. The average selling price per Bbl was $20.27 for the current year three month period compared to $17.92 for the same prior year period.

Commodity Price Risk Management

This Partnership previously used various derivative instruments to manage fluctuations in natural gas prices. In June 2013, derivative instruments that were due to mature subsequent to June 30, 2013 were liquidated or sold to Caerus in connection with the sale of the Piceance Basin assets. Accordingly, as of March 31, 2014, this Partnership did not have any derivative instruments in place for its future production. Currently, the Managing General Partner does not anticipate entering into derivative instruments for any of this Partnership's future production.

The derivatives used by this Partnership prior to June 30, 2013 were comprised of collars, fixed-price swaps and/or basis swaps. This Partnership sold its natural gas at similar prices to the indices inherent in this Partnership's derivative instruments, adjusted for certain fees and surcharges stipulated in the applicable sales agreements. As a result, for the volumes underlying this Partnership's derivative positions, this Partnership's settlement price related to its collars was no less than the floor and no more than the ceiling and, for this Partnership's commodity swaps, this Partnership's settlement price was the fixed price related to its swaps, adjusted for differentials.

Commodity price risk management includes cash settlements upon maturity of this Partnership's derivative instruments and the change in fair value of unsettled derivatives related to this Partnership's natural gas production. The following table presents the net settlements and net change in fair value of unsettled derivatives included in commodity price risk management loss, net, for the three months ended March 31, 2013:

Three months ended March 31, 2013
Commodity price risk management loss, net:
Net settlements	$644,256
Net change in fair value of unsettled derivatives	(1,131,465)
Total commodity price risk management loss, net	$(487,209)

This Partnership had no crude oil, natural gas or NGLs derivative activity subsequent to June 30, 2013 as all open positions were either sold or liquidated prior to June 30, 2013. Unless this Partnership enters into derivative arrangements in the future, its income statement will not reflect activity in commodity price risk management. Net settlements of approximately $0.6 million for the three months ended March 31, 2013 were primarily the result of lower natural gas index prices at maturity of this Partnership’s derivative instruments compared to the respective strike prices. The net change in fair value of unsettled derivatives for the three months ended March 31, 2013 includes a $0.6 million net asset reduction in the beginning-of-period fair value of derivative instruments that settled during the period. The corresponding impact of settlement of these instruments is included in net settlements for the period as discussed above. The net change in fair value of unsettled derivatives for the three months ended March 31, 2013 also includes a $0.5 million decrease in the fair value of unsettled derivatives during the period, primarily related to the upward shift in the natural gas forward curve.

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

Index

ROCKIES REGION 2007 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

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

Three months ended March 31, 2014 as compared to three months ended March 31, 2013

Crude oil, natural gas and NGLs production costs for the three months ended March 31, 2014 decreased approximately $68,000 compared to the same period in 2013, primarily attributable to lower operating costs, a decrease in the rental of additional compressors used to accommodate high line pressures in 2013 and a decrease in production taxes consistent with sales declines from 2013. Crude oil, natural gas and NGLs production costs per Boe increased to $10.77 during 2014 from $9.62 in 2013 due to lower volumes.

Depreciation, Depletion and Amortization

Three months ended March 31, 2014 as compared to three months ended March 31, 2013

Depreciation, depletion and amortization ("DD&A") expense related to crude oil and natural gas properties is directly related to proved reserves and production volumes. DD&A expense for continuing operations decreased approximately $227,000 for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 due to lower production volumes, partially offset by an increased DD&A expense rate in 2014. The DD&A expense rate per Boe increased to $30.24 for the first three months of 2014 compared to $28.13 during the same period in 2013, due to the effect of the net downward revision in this Partnership’s proved developed producing reserves as of December 31, 2013.

Direct costs - general and administrative

Three months ended March 31, 2014 as compared to three months ended March 31, 2013

Direct costs - general and administrative for the three months ended March 31, 2014 decreased approximately $8,000 compared to the same period in 2013, primarily attributable to lower professional fees for audit and reserve report services.

Discontinued Operations

In February 2013, the Managing General Partner entered into a purchase and sale agreement with Caerus, pursuant to which this Partnership agreed to sell to Caerus its Piceance Basin assets and certain derivatives. In June 2013, this divestiture was completed with total consideration to this Partnership of $13.5 million. The sale resulted in a loss on divestiture of assets of approximately $0.5 million. In July 2013, this Partnership distributed the proceeds from the divestiture of $13.5 million to the partners. The effective date of the transaction was January 1, 2013. Following the sale to Caerus, this Partnership does not have significant continuing involvement in the operations of, or cash flows from, the Piceance Basin assets. Accordingly, the results of operations related to these assets have been separately reported as discontinued operations in the condensed statement of operations for the three months ended March 31, 2013. See Note 8, Divestitures and Discontinued Operations, to the accompanying condensed financial statements included elsewhere in this report for additional information regarding the sale.

The table below presents production data related to this Partnership's Piceance Basin assets that have been divested and that are classified as discontinued operations:

Discontinued Operations	Three Months Ended March 31, 2013
Production
Crude oil (Bbl)	799
Natural gas (Mcf)	278,347
Crude oil equivalent (Boe)	47,190

Index

ROCKIES REGION 2007 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Financial Condition, Liquidity and Capital Resources

This Partnership's primary source of liquidity has been cash flows from operating activities. This source of cash has been primarily used to fund this Partnership's operating costs, direct costs-general and administrative and monthly distributions to the Investor Partners and the Managing General Partner.

Fluctuations in this Partnership's operating cash flows are substantially driven by changes in commodity prices and sales volumes. Commodity prices have historically been volatile and, through June 30, 2013, the Managing General Partner managed this volatility through the use of derivatives. Therefore, historically, the primary source of cash flows from operations became the net activity between crude oil, natural gas and NGLs sales and the net settlements upon maturity of this Partnership's derivatives. This Partnership has no crude oil, natural gas or NGLs derivative positions at March 31, 2014 as all open positions were either sold to Caerus pursuant to the Piceance Basin asset divestiture or liquidated prior to June 30, 2013. See Results of Operations for further discussion of the impact of prices and volumes on sales from operations and the impact of derivative activities on this Partnership's revenues for the three months ended March 31, 2013 and Partnership Overview regarding the Managing General Partner's current plans regarding derivatives.

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

Although the D&O Agreement permits this Partnership to borrow funds on its behalf for Partnership activities, the Managing General Partner does not anticipate electing to fund any portion of this Partnership's refracturing and recompletion activities through borrowings. Partnership borrowings, should any occur, will be non-recourse to the Investor Partners. Accordingly, this Partnership, rather than the Investor Partners, will be responsible for repaying any amounts borrowed.

Working Capital

At March 31, 2014, this Partnership had working capital of $1.1 million, compared to working capital of $0.9 million at December 31, 2013. The increase of $0.2 million was primarily due to the following changes:

•	cash and cash equivalents increased by $0.1 million between March 31, 2014 and December 31, 2013; and

•	accounts receivable increased by $0.1 million between March 31, 2014 and December 31, 2013.

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

Cash Flows

Operating Activities

This Partnership's cash flows from operating activities in 2014 were primarily impacted by commodity prices, production volumes, operating costs and direct costs-general and administrative expenses. The key components for the changes in this Partnership's cash flows from operating activities are described in more detail in Results of Operations above.

Index

ROCKIES REGION 2007 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Net cash flows from operating activities were $0.9 million for the three months ended March 31, 2014 compared to $2.3 million for the comparable period in 2013. The decrease of $1.4 million in cash from operating activities was due primarily to the following:

•	a decrease in crude oil, natural gas and NGLs sales receipts of $1.5 million;

•	a decrease in commodity price risk management net settlements of $0.2 million; and

•	a decrease in production costs and direct costs-general and administrative payments of $0.3 million.

Financing Activities

This Partnership initiated monthly cash distributions to investors in May 2008 and has distributed $111.2 million through March 31, 2014. The table below presents cash distributions to this Partnership's investors. Distributions to the Managing General Partner represent amounts distributed to the Managing General Partner for its 37% general partner interest in this Partnership and Investor Partner distributions include amounts distributed to Investor Partners for their 63% ownership share in this Partnership, as well as amounts distributed to the Managing General Partner for limited partnership units repurchased.

Distributions

Three months ended March 31,	Managing General Partner	Investor Partners	Total
2014	$300,472	$511,616	$812,088
2013	865,036	1,472,899	2,337,935

Three months ended March 31, 2014 as compared to three months ended March 31, 2013

The decrease in distributions for the three months ended March 31, 2014 as compared to the same period in 2013 is primarily due to a decrease in cash flows from operations during 2014 as a result of lower production.

Off-Balance Sheet Arrangements

As of March 31, 2014, this Partnership had no existing off-balance sheet arrangements, as defined under SEC rules, which have or are reasonably likely to have a material current or future effect on this Partnership's financial condition, results of operations, liquidity, capital expenditures or capital resources.

Commitments and Contingencies

See Note 6, Commitments and Contingencies, to the accompanying condensed financial statements included elsewhere in this report.

Recent Accounting Standards

See Note 2, Summary of Significant Accounting Policies, to the accompanying condensed financial statements included elsewhere in this report.

Critical Accounting Policies and Estimates

The preparation of the accompanying condensed financial statements in conformity with U.S. GAAP requires management to use judgment in making estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses.

There have been no significant changes to this Partnership's critical accounting policies and estimates or in the underlying accounting assumptions and estimates used in these critical accounting policies from those disclosed in the financial statements and accompanying notes contained in this Partnership's 2013 Form 10-K.

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

(a)    Evaluation of Disclosure Controls and Procedures

As of March 31, 2014, PDC, as Managing General Partner on behalf of this Partnership, carried out an evaluation, under the supervision and with the participation of the Managing General Partner's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of this Partnership's disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e).

Based on the results of this evaluation, the Managing General Partner's Chief Executive Officer and Chief Financial Officer concluded that this Partnership's disclosure controls and procedures were effective as of March 31, 2014.

(b)    Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2014, PDC, the Managing General Partner, made no changes in this Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected or are reasonably likely to materially affect this Partnership's internal control over financial reporting.

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

The following table presents information about the Managing General Partner's limited partner unit repurchases during the three months ended March 31, 2014:

Period	Total Number of Units Repurchased	Average Price Paid Per Unit
January 1-31, 2014	16.00	$4,427
February 1-28, 2014	—	—
March 1-31, 2014	—	—
Total	16.00	$4,427

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
May 14, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ James M. Trimble	Chief Executive Officer and President	May 14, 2014
James M. Trimble	PDC Energy, Inc. Managing General Partner of the Registrant
(principal executive officer)

/s/ Gysle R. Shellum	Chief Financial Officer	May 14, 2014
Gysle R. Shellum	PDC Energy, Inc. Managing General Partner of the Registrant
(principal financial officer)

/s/ R. Scott Meyers	Chief Accounting Officer	May 14, 2014
R. Scott Meyers	PDC Energy, Inc. Managing General Partner of the Registrant
(principal accounting officer)