Form 10-Q
period 2014-06-30
ROCKIES REGION 2007 LP
filed 2014-08-13
CIK 1407805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the quarterly period ended June 30, 2014
or

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

As of June 30, 2014 this Partnership had 4,470 units of limited partnership interest and no units of additional general partnership interest outstanding.

Rockies Region 2007 Limited Partnership

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 ("Securities Act") and Section 21E of the Securities Exchange Act of 1934 ("Exchange Act") regarding this Partnership's business, financial condition and results of operations. PDC Energy, Inc. (“PDC”) is the Managing General Partner of this Partnership. All statements other than statements of historical facts included in and incorporated by reference into this report are “forward-looking statements” within the meaning of the safe harbor provisions of the United States ("U.S.") Private Securities Litigation Reform Act of 1995. Words such as expects, anticipates, intends, plans, believes, seeks, estimates and similar expressions or variations of such words are intended to identify forward-looking statements herein. These statements relate to, among other things: estimated crude oil, natural gas and natural gas liquids ("NGLs") reserves; additional development plans; anticipated capital expenditures and projects; the effect of additional midstream facilities and services; the impact of high line pressures and the Partnership's inability to control the timing and availability of additional facilities going forward; and the Managing General Partner's future strategies, plans and objectives.
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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Rockies Region 2007 Limited Partnership
Condensed Balance Sheets
(unaudited)

	June 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$660,006	$570,376
Accounts receivable	252,456	378,940
Crude oil inventory	34,128	55,308
Total current assets	946,590	1,004,624
Crude oil and natural gas properties, successful efforts method, at cost	55,854,579	55,748,749
Less: Accumulated depreciation, depletion and amortization	(32,984,727)	(31,819,541)
Crude oil and natural gas properties, net	22,869,852	23,929,208
Other assets	—	89,630
Total Assets	$23,816,442	$25,023,462

Liabilities and Partners' Equity
Current liabilities:
Accounts payable and accrued expenses	$26,746	$33,041
Due to Managing General Partner-other, net	142,745	119,994
Total current liabilities	169,491	153,035
Asset retirement obligations	971,990	935,813
Total liabilities	1,141,481	1,088,848

Commitments and contingent liabilities

Partners' equity:
Managing General Partner	3,195,788	3,661,859
Limited Partners - 4,470 units issued and outstanding	19,479,173	20,272,755
Total Partners' equity	22,674,961	23,934,614
Total Liabilities and Partners' Equity	$23,816,442	$25,023,462

See accompanying notes to unaudited condensed financial statements.

Rockies Region 2007 Limited Partnership
Condensed Statements of Operations
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenues:
Crude oil, natural gas and NGLs sales	$847,932	$1,368,588	$2,048,299	$3,035,929
Commodity price risk management gain (loss), net	—	69,520	—	(417,689)
Total revenues	847,932	1,438,108	2,048,299	2,618,240
Operating costs and expenses:
Crude oil, natural gas and NGLs production costs	260,163	340,408	500,336	648,908
Direct costs - general and administrative	26,367	42,093	62,620	86,742
Depreciation, depletion and amortization	490,474	774,788	1,165,186	1,676,700
Accretion of asset retirement obligations	18,264	16,897	36,177	33,470
Total operating costs and expenses	795,268	1,174,186	1,764,319	2,445,820
Income from continuing operations	52,664	263,922	283,980	172,420
Loss from discontinued operations	—	(253,838)	—	(33,370)
Net income	$52,664	$10,084	$283,980	$139,050

Income from continuing operations	$52,664	$263,922	$283,980	$172,420
Less: Managing General Partner interest in income from continuing operations	19,486	97,651	105,073	63,795
Income from continuing operations allocated to Investor Partners	$33,178	$166,271	$178,907	$108,625

Loss from discontinued operations	$—	$(253,838)	$—	$(33,370)
Less: Managing General Partner interest in loss from discontinued operations	—	(93,920)	—	(12,347)
Loss from discontinued operations allocated to Investor Partners	$—	$(159,918)	$—	$(21,023)

Net income per Investor Partner unit
Continuing operations	$7	$37	$40	$24
Discontinued operations	—	(36)	—	(4)
Net income per Investor Partner unit	$7	$1	$40	$20

Investor Partner units outstanding	4,470	4,470	4,470	4,470

See accompanying notes to unaudited condensed financial statements.

Rockies Region 2007 Limited Partnership
Condensed Statements of Cash Flows
(unaudited)

	Six months ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$283,980	$139,050
Adjustments to net income to reconcile to net cash from operating activities:
Depreciation, depletion and amortization	1,165,186	1,831,910
Accretion of asset retirement obligations	36,177	40,347
Net change in fair value of unsettled derivatives	—	1,693,233
Loss on sale of crude oil and natural gas properties	—	491,059
Changes in assets and liabilities:
Accounts receivable	126,484	237,399
Crude oil inventory	21,180	(3,127)
Other assets	89,630	(22,327)
Accounts payable and accrued expenses	(6,295)	3,999
Due from Managing General Partner-other, net	22,751	268,043
Net cash from operating activities	1,739,093	4,679,586

Cash flows from investing activities:
Capital expenditures for crude oil and natural gas properties	(105,830)	—
Proceeds from sale of crude oil and natural gas properties	—	13,831,901
Net cash from investing activities	(105,830)	13,831,901

Cash flows from financing activities:
Distributions to Partners	(1,543,633)	(4,679,585)
Net cash from financing activities	(1,543,633)	(4,679,585)

Net change in cash and cash equivalents	89,630	13,831,902
Cash and cash equivalents, beginning of period	570,376	570,376
Cash and cash equivalents, end of period	$660,006	$14,402,278

Supplemental disclosure of non-cash activity:
Change in accounts payable and accrued expenses related to disposition of properties and equipment	$—	$(463,651)
Change in due from managing general partner-other, net related to disposition of properties and equipment	—	124,785

See accompanying notes to unaudited condensed financial statements.

ROCKIES REGION 2007 LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2014
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

As of June 30, 2014, there were 1,781 limited partners in this Partnership (the “Investor Partners”). PDC is the designated Managing General Partner of this Partnership and owns a 37% Managing General Partner ownership in this Partnership. According to the terms of the Agreement, revenues, costs and cash distributions of this Partnership are allocated 63% to the Investor Partners, which are shared pro rata based upon the number of units in this Partnership, and 37% to the Managing General Partner. The Managing General Partner may repurchase Investor Partner units under certain circumstances provided by the Agreement, upon request of an individual Investor Partner. Through June 30, 2014, the Managing General Partner had repurchased 62.8 units of Partnership interest from the Investor Partners at an average price of $4,241 per unit. As of June 30, 2014, the Managing General Partner owned 37.9% of this Partnership, including the repurchased interest.

In the Managing General Partner's opinion, the accompanying condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of this Partnership's results for interim periods in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Accordingly, pursuant to such rules and regulations, certain notes and other financial information included in the audited financial statements have been condensed or omitted. The information presented in this Quarterly Report on Form 10-Q should be read in conjunction with this Partnership's audited financial statements and notes thereto included in this Partnership's 2013 Form 10-K. This Partnership's accounting policies are described in the Notes to Financial Statements in this Partnership's 2013 Form 10-K and updated, as necessary, in this Quarterly Report on Form 10-Q. The results of operations and cash flows for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the full year or any future period.

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

In May 2014, the FASB and the International Accounting Standards Board ("IASB") issued their converged standard on revenue recognition that provides a single, comprehensive model that entities will apply to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The standard outlines a five-step approach to apply the underlying principle: (a) identify the contract with the customer (b) identify the separate performance obligations in the contract (c) determine the transaction price (d) allocate the transaction price to separate performance obligations and (e) recognize revenue when (or as) each performance obligation is satisfied. The revenue standard is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and can be adopted under the full retrospective method or simplified transition method. Early adoption is not permitted. The Managing General

ROCKIES REGION 2007 LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2014
(unaudited)

Partner of this Partnership plans to adopt the revenue standard beginning January 1, 2017 and is currently evaluating the impact these changes will have on this Partnership's condensed consolidated financial statements.

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

The following table presents transactions with the Managing General Partner reflected in the condensed balance sheets line item “Due to Managing General Partner-other, net,” which remain undistributed or unsettled with this Partnership's investors as of the dates indicated:

	June 30, 2014	December 31, 2013
Crude oil, natural gas and NGLs sales revenues collected from this Partnership's third-party customers	$276,042	$306,014
Other (1)	(418,787)	(426,008)
Total Due to Managing General Partner-other, net	$(142,745)	$(119,994)

(1)
All other unsettled transactions between this Partnership and the Managing General Partner. The majority of these are operating costs and general and administrative costs, which have not been deducted from distributions.

The following table presents Partnership transactions with the Managing General Partner for the three and six months ended June 30, 2014 and 2013. “Well operations and maintenance” and “Gathering, compression and processing fees” are included in the “Crude oil, natural gas and NGLs production costs” line item on the condensed statements of operations for continuing operations or in Note 8, Divestitures and Discontinued Operations, for discontinued operations.

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Well operations and maintenance	$214,313	$463,931	$400,850	$1,008,643
Gathering, compression and processing fees	—	56,575	—	122,824
Direct costs - general and administrative	26,367	368,144	62,620	412,793
Cash distributions (1)	276,981	876,854	584,005	1,751,281

(1)
Cash distributions include $6,309 and $12,861 during the three and six months ended June 30, 2014, respectively, and $10,425 and $19,816 during the three and six months ended June 30, 2013, respectively, related to equity cash distributions for Investor Partner units repurchased by PDC.

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
June 30, 2014
(unaudited)

current liabilities approximate fair value due to the short-term maturities of these instruments.

Note 5 - Derivative Financial Instruments

This Partnership had no crude oil, natural gas or NGLs derivative activity subsequent to June 30, 2013 as all open positions were either sold or liquidated prior to that date. The following table presents the impact of this Partnership's derivative instruments on its accompanying condensed statements of operations for the three and six months ended June 30, 2013:

Statement of operations line item:	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Commodity price risk management gain (loss), net
Net settlements	$631,288	$1,275,544
Net change in fair value of unsettled derivatives	(561,768)	(1,693,233)
Total commodity price risk management gain (loss), net	$69,520	$(417,689)

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

During the six months ended June 30, 2014 and June 30, 2013, as a result of the Managing General Partner's periodic review, no new environmental remediation projects were identified and this Partnership's expense for environmental remediation efforts was not significant. This Partnership had no liabilities for environmental remediation efforts as of June 30, 2014 or December 31, 2013.

The Managing General Partner is not currently aware of any environmental claims existing as of June 30, 2014 which have not been provided for or would otherwise be expected to have a material impact on this Partnership's condensed financial statements. However, there can be no assurance that current regulatory requirements will not change or that unknown past non-compliance with environmental laws will not be discovered on this Partnership's properties.

ROCKIES REGION 2007 LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2014
(unaudited)

Note 7 - Asset Retirement Obligations

The following table presents the changes in the carrying amount of the asset retirement obligations associated with this Partnership's working interest in crude oil and natural gas properties:

Amount

Balance at December 31, 2013	$935,813
Accretion expense	36,177
Balance at June 30, 2014	$971,990

Note 8 - Divestitures and Discontinued Operations

Piceance Basin. In June 2013, this Partnership divested its Piceance Basin assets and certain derivatives for total consideration of approximately $13.5 million. The divestiture of this Partnership's Piceance Basin assets resulted in a decrease of crude oil and natural gas properties of $23.8 million and a decrease of accumulated depreciation, depletion and amortization of $10.3 million. The sale resulted in a loss on divestiture of assets of approximately $0.5 million.
In July 2013, this Partnership distributed proceeds received for the Piceance Basin asset divestiture to the Managing General Partner and Investor Partners as follows:

Amount
Distributed to:	(millions)

Managing General Partner	$5.0
Investor Partners	8.5
Total	$13.5

Following the sale, this Partnership does not have a significant continuing involvement in the operations of, or cash flows from, the Piceance Basin oil and gas properties. Accordingly, the results of operations related to these assets have been separately reported as discontinued operations in the condensed statement of operations for the three and six months ended June 30, 2013.

ROCKIES REGION 2007 LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2014
(unaudited)

The following table presents statement of operations data related to this Partnership's discontinued operations for the Piceance Basin divestiture:

Statement of Operations - Discontinued Operations	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013

Revenues:
Crude oil, natural gas and NGLs sales	$865,054	$1,692,474

Operating costs and expenses:
Crude oil, natural gas and NGLs production costs	299,008	746,647
Depreciation, depletion and amortization	—	155,210
Direct costs - general and administrative expense	326,051	326,051
Accretion of asset retirement obligations	2,774	6,877
Loss on sale of crude oil and natural gas properties	491,059	491,059
Total operating costs and expenses	1,118,892	1,725,844
Loss from discontinued operations	$(253,838)	$(33,370)

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
Partnership Operating Results Overview

Crude oil, natural gas and NGLs sales from continuing operations decreased 33%, or approximately $1.0 million, for the six months ended June 30, 2014 compared to the same period of 2013, as sales volumes from continuing operations declined 35% period-to-period. The average sales price per barrel of crude oil equivalent ("Boe"), excluding the impact of net settlements on derivatives, was $53.28 for the six months ended June 30, 2014 compared to $50.94 for the same period a year ago. There were no net settlements on natural gas derivatives during the six months ended June 30, 2014 compared to approximately $1.3 million of positive net settlements for the same period of 2013. Additionally, discontinued operations contributed approximately $0.6 million to net cash from operating activities during the six months ended June 30, 2013. This Partnership had no discontinued operations in 2014 as the sale of the Piceance Basin assets was completed in the second quarter of 2013.

Index

ROCKIES REGION 2007 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Results of Operations

Summary Operating Results

The following table presents selected information regarding this Partnership’s results from continuing operations:

	Three months ended June 30,			Six months ended June 30,
	2014	2013	Change	2014	2013	Change
Number of gross producing wells (end of period)	75	75	—	75	75	—

Production(1)
Crude oil (Bbl)	6,980	12,582	(45)%	17,487	28,294	(38)%
Natural gas (Mcf)	30,465	54,124	(44)%	70,497	119,194	(41)%
NGLs (Bbl)	4,079	5,940	(31)%	9,209	11,443	(20)%
Crude oil equivalent (Boe)(2)	16,137	27,542	(41)%	38,446	59,602	(35)%
Average Boe per day	177	303	(41)%	212	329	(35)%

Crude oil, natural gas and NGLs sales
Crude oil	$638,013	$1,098,675	(42)%	$1,560,672	$2,472,878	(37)%
Natural gas	127,057	193,155	(34)%	300,757	387,683	(22)%
NGLs	82,862	76,758	8%	186,870	175,368	7%
Total crude oil, natural gas and NGLs sales	$847,932	$1,368,588	(38)%	$2,048,299	$3,035,929	(33)%

Net settlements on derivatives
Natural gas	$—	$631,287	*	$—	$1,275,543	*

Average selling price (excluding net settlements on derivatives)
Crude oil (per Bbl)	$91.41	$87.32	5%	$89.25	$87.40	2%
Natural gas (Mcf)	4.17	3.57	17%	4.27	3.25	31%
NGLs (Bbl)	20.31	12.92	57%	20.29	15.33	32%
Crude oil equivalent (per Boe)	52.55	49.69	6%	53.28	50.94	5%

Average cost per Boe
Crude oil, natural gas and NGLs production cost(3)	$16.12	$12.36	30%	$13.01	$10.89	19%
Depreciation, depletion and amortization	30.39	28.13	8%	30.31	28.13	8%

Operating costs and expenses
Direct costs - general and administrative	$26,367	$42,093	(37)%	$62,620	$86,742	(28)%
Depreciation, depletion and amortization	490,474	774,788	(37)%	1,165,186	1,676,700	(31)%

Cash distributions	$731,545	$2,341,650	(69)%	$1,543,633	$4,679,585	(67)%

* Percentage change is not meaningful.
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

Crude oil pricing is predominately driven by the physical market, supply and demand, financial markets and national and international politics. Crude oil is sold under various purchase contracts with monthly pricing provisions based on NYMEX pricing, adjusted for differentials. Natural gas prices vary by region and locality, depending upon the distance to markets, availability of pipeline capacity and supply and demand relationships in that region or locality. The price this Partnership receives for our natural gas is based on CIG prices, adjusted for certain deductions. This Partnership's price for NGLs is based on a combination of prices from both the Conway hub in Kansas and Mt. Belvieu in Texas where this production is marketed.

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

As expected, this Partnership has experienced high gathering system pressures in the Wattenberg Field by the Partnership's primary third-party mid-stream provider during the first half of 2014. Overall, the line pressures in the first half of 2014 were within the Managing General Partner's expectations and were lower than they were in the comparable periods of 2012 and 2013, primarily due to the commissioning of the O’Connor gas plant in the fall of 2013, the recent startup of an additional compressor station in 2014 and relatively mild summer temperatures in 2014. Ongoing industry drilling activity in the area will continue to increase volumes on the gathering system and our midstream service provider will be challenged to keep pace with new midstream infrastructure. The Managing General Partner and other operators in the field are working with the midstream service provider, who continues to implement a multi-year facility expansion program that will significantly increase the long-term gathering and processing capacity of the system. Like most producers, this Partnership rely on our third-party midstream service providers to construct compression, gathering and processing facilities to keep pace with our production growth. As a result, the timing and availability of additional facilities going forward is beyond this Partnership's or the Managing General Partner's control.

Six months ended June 30, 2014 as compared to six months ended June 30, 2013

For the six months ended June 30, 2014 compared to the same period of 2013, crude oil, natural gas and NGLs production from continuing operations, on an energy equivalency-basis, decreased 35%, primarily because nine wells were shut-in during a portion of the three months ended June 30, 2014 for pipeline repairs performed by our third-party midstream provider and also because of normal production declines for this stage in the wells’ production life cycle. The decrease in production resulted in sales from continuing operations declining to approximately $2 million for the six months ended June 30, 2014 from $3 million for the six months ended June 30, 2013. The average sales price per Boe, excluding the impact of net settlements from derivatives, was $53.28 for the current year six month period compared to $50.94 for the same period a year ago.

Crude oil sales decreased by approximately $0.9 million, or 37%, during the six months ended June 30, 2014 when compared to the same prior year period, primarily due to a production volume decrease of 38%. The average selling price per Bbl was $89.25 for the current year six month period compared to $87.40 for the same prior year period. Natural gas sales decreased

Index

ROCKIES REGION 2007 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

by approximately $0.1 million, or 22%, during the six months ended June 30, 2014 when compared to the same prior year period, primarily due to a production volume decrease of 41%, partially offset by an increased average selling price of 31% per Mcf. The average selling price per Mcf was $4.27 for the current year six month period compared to $3.25 for the same prior year period. NGLs sales increased by approximately 7% during the six months ended June 30, 2014 when compared to the same prior year period, primarily due to an increase in the average selling price of 32% per Bbl, offset in part by a production volume decrease of 20%. The average selling price per Bbl was $20.29 for the current year six month period compared to $15.33 for the same prior year period.

Three months ended June 30, 2014 as compared to three months ended June 30, 2013

For the three months ended June 30, 2014 compared to the same period of 2013, crude oil, natural gas and NGLs production from continuing operations, on an energy equivalency-basis, decreased 41%, primarily because nine wells were shut-in during a portion of the three months ended June 30, 2014 for pipeline repairs performed by our third-party midstream provider and also because of normal production declines for this stage in the wells’ production life cycle. The decrease in production resulted in sales from continuing operations declining to approximately $0.8 million for the three months ended June 30, 2013 from $1.4 million for the three months ended June 30, 2013. The average sales price per Boe, excluding the impact of net settlements from derivatives, was $52.55 for the current year three month period compared to $49.69 for the same period a year ago.

Crude oil sales decreased by approximately $0.5 million, or 42%, during the three months ended June 30, 2014 when compared to the same prior year period, primarily due to a production volume decrease of 45%, partially offset by an increase in the average selling price of 5% per Bbl. The average selling price per Bbl was $91.41 for the current year three month period compared to $87.32 for the same prior year period. Natural gas sales decreased by approximately $66,000, or 34%, during the three months ended June 30, 2014 when compared to the same prior year period, primarily due to a production volume decrease of 44%, partially offset by an increased average selling price of 17% per Mcf. The average selling price per Mcf was $4.17 for the current year three month period compared to $3.57 for the same prior year period. NGLs sales increased by approximately 8% during the three months ended June 30, 2014 when compared to the same prior year period, primarily due to an increase in the average selling price of 57% per Bbl, offset in part by a production volume decrease of 31%. The average selling price per Bbl was $20.31 for the current year three month period compared to $12.92 for the same prior year period.

Commodity Price Risk Management

This Partnership previously used various derivative instruments to manage fluctuations in natural gas prices. In June 2013, derivative instruments that were due to mature subsequent to June 30, 2013 were liquidated or sold in connection with the sale of the Piceance Basin assets. Accordingly, as of June 30, 2014, this Partnership did not have any derivative instruments in place for its future production. Currently, the Managing General Partner does not anticipate entering into derivative instruments for any of this Partnership's future production.

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

Index

ROCKIES REGION 2007 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Commodity price risk management includes cash settlements upon maturity of this Partnership's derivative instruments and the change in fair value of unsettled derivatives related to this Partnership's natural gas production. The following table presents the net settlements and net change in fair value of unsettled derivatives included in commodity price risk management loss, net, for the three and six months ended June 30, 2013:

	Three months ended June 30, 2013	Six months ended June 30, 2013
Commodity price risk management gain (loss), net:
Net settlements	$631,288	$1,275,544
Net change in fair value of unsettled derivatives	(561,768)	(1,693,233)
Total commodity price risk management gain (loss), net	$69,520	$(417,689)

This Partnership had no crude oil, natural gas or NGLs derivative activity subsequent to June 30, 2013 as all open positions were either sold or liquidated prior to June 30, 2013. Unless this Partnership enters into derivative arrangements in the future, its income statement will not reflect activity in commodity price risk management.

Six months ended June 30, 2013

Net settlements of approximately $1.3 million for the six months ended June 30, 2013 were primarily the result of lower natural gas index prices at maturity of this Partnership’s derivative instruments compared to the respective strike prices. The net change in fair value of unsettled derivatives for the six months ended June 30, 2013 represents a $1.7 million net asset reduction in the beginning-of-period fair value of derivative instruments that settled during the period. The corresponding impact of settlement of these instruments is included in net settlements for the period as all open positions were either sold or liquidated prior to June 30, 2013.

Three months ended June 30, 2013

Net settlements of approximately $0.6 million for the three months ended June 30, 2013 were primarily the result of lower natural gas index prices at maturity of this Partnership’s derivative instruments compared to the respective strike prices. The net change in fair value of unsettled derivatives for the three months ended June 30, 2013 represents a $0.6 million net asset reduction in the beginning-of-period fair value of derivative instruments that settled during the period. The corresponding impact of settlement of these instruments is included in net settlements for the period as all open positions were either sold or liquidated prior to June 30, 2013.

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

Six months ended June 30, 2014 as compared to six months ended June 30, 2013

Crude oil, natural gas and NGLs production costs for the six months ended June 30, 2014 decreased approximately $149,000 compared to the same period in 2013, primarily attributable to lower operating costs, a decrease in the rental of additional compressors used to accommodate high line pressures and a decrease in production taxes consistent with sales declines from 2013.

Index

ROCKIES REGION 2007 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Crude oil, natural gas and NGLs production costs per Boe increased to $13.01 during 2014 from $10.89 in 2013 due to lower volumes.

Three months ended June 30, 2014 as compared to three months ended June 30, 2013

Crude oil, natural gas and NGLs production costs for the three months ended June 30, 2014 decreased approximately $80,000 compared to the same period in 2013, primarily attributable to lower operating costs, a decrease in the rental of additional compressors used to accommodate high line pressures and a decrease in production taxes consistent with sales declines from 2013. Crude oil, natural gas and NGLs production costs per Boe increased to $16.12 during 2014 from $12.36 in 2013 due to lower volumes.

Depreciation, Depletion and Amortization

Six months ended June 30, 2014 as compared to six months ended June 30, 2013

Depreciation, depletion and amortization ("DD&A") expense related to crude oil and natural gas properties is directly related to proved reserves and production volumes. DD&A expense decreased approximately $512,000 for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 due to the 35% decrease in production volumes, partially offset by an increased DD&A expense rate in 2014. The DD&A expense rate per Boe increased to $30.31 for the first six months of 2014 compared to $28.13 during the same period in 2013, due to the effect of the net downward revision in this Partnership’s proved developed producing reserves as of December 31, 2013.

Three months ended June 30, 2014 as compared to three months ended June 30, 2013

DD&A expense related to crude oil and natural gas properties is directly related to proved reserves and production volumes. DD&A expense decreased approximately $284,000 for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 due to the 41% decrease in production volumes, partially offset by an increased DD&A expense rate in 2014. The DD&A expense rate per Boe increased to $30.39 for the three months ended June 30, 2014 compared to $28.13 during the same period in 2013, due to the effect of the net downward revision in this Partnership’s proved developed producing reserves as of December 31, 2013.

Direct costs - general and administrative

Six months ended June 30, 2014 as compared to six months ended June 30, 2013

Direct costs - general and administrative for the six months ended June 30, 2014 decreased approximately $24,000 compared to the same period in 2013, primarily attributable to lower professional fees for audit services.

Three months ended June 30, 2014 as compared to three months ended June 30, 2013

Direct costs - general and administrative for the three months ended June 30, 2014 decreased approximately $16,000 compared to the same period in 2013, primarily attributable to lower professional fees for audit services.

Discontinued Operations

In June 2013, this Partnership divested its Piceance Basin assets and certain derivatives for total consideration of approximately $13.5 million. The sale resulted in a loss on divestiture of assets of approximately $0.5 million. In July 2013, this Partnership distributed the proceeds from the divestiture of $13.5 million to the partners. The effective date of the transaction was January 1, 2013. Following the sale, this Partnership does not have significant continuing involvement in the operations of, or cash flows from, the Piceance Basin assets. Accordingly, the results of operations related to these assets have been separately reported as discontinued operations in the condensed statement of operations for the three and six months ended June 30, 2013. See Note 8, Divestitures and Discontinued Operations, to the accompanying condensed financial statements included elsewhere in this report for additional information.

Index

ROCKIES REGION 2007 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

The table below presents production data related to this Partnership's Piceance Basin assets that have been divested and that are classified as discontinued operations:

Discontinued Operations	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Production
Crude oil (Bbl)	714	1,513
Natural gas (Mcf)	239,146	517,493
Crude oil equivalent (Boe)	40,572	87,762

Financial Condition, Liquidity and Capital Resources

This Partnership's primary source of liquidity has been cash flows from operating activities. This source of cash has been primarily used to fund this Partnership's operating costs, direct costs-general and administrative and monthly distributions to the Investor Partners and the Managing General Partner.

Fluctuations in this Partnership's operating cash flows are substantially driven by changes in commodity prices and sales volumes. Commodity prices have historically been volatile and, through June 30, 2013, the Managing General Partner managed this volatility through the use of derivatives. Therefore, prior to June 30, 2013, the primary source of cash flows from operations became the net activity between crude oil, natural gas and NGLs sales and the net settlements upon maturity of this Partnership's derivatives. This Partnership has no crude oil, natural gas or NGLs derivative positions at June 30, 2014 as all open positions were either sold pursuant to the Piceance Basin asset divestiture or liquidated prior to June 30, 2013. See Results of Operations for further discussion of the impact of prices and volumes on sales from operations and the impact of derivative activities on this Partnership's revenues for the six months ended June 30, 2013 and Partnership Overview regarding the Managing General Partner's current plans regarding derivatives.

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

Working Capital

At June 30, 2014, this Partnership had working capital of $0.8 million, compared to working capital of $0.9 million at December 31, 2013. The decrease of $0.1 million was primarily due to the following changes:

•	accounts receivable decreased by $0.2 million between June 30, 2014 and December 31, 2013; and

•	cash and cash equivalents increased by $0.1 million between June 30, 2014 and December 31, 2013.

The $0.1 million increase in cash and cash equivalents is primarily the result of the Managing General Partner transferring previously-withheld plugging funds from its bank account to this Partnership's bank account. A corresponding decrease was made

Index

ROCKIES REGION 2007 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

to this Partnership's other assets, which are not part of working capital. The cash will be held by this Partnership to satisfy these or other future obligations.

Additional Development Plan activities, as described in this Partnership's 2013 Form 10-K, have been suspended. If the Additional Development Plan recommences, funding will be provided by the withholding of distributable cash flows from the Managing General Partner and Investor Partners. Future working capital balances are expected to fluctuate by increasing during periods of Additional Development Plan funding and decreasing during periods when payments are made for refracturing or recompletion activities.

Cash Flows

Operating Activities

This Partnership's cash flows from operating activities in 2014 were primarily impacted by commodity prices, production volumes, operating costs and direct costs-general and administrative expenses. The key components for the changes in this Partnership's cash flows from operating activities are described in more detail in Results of Operations above.

Net cash flows from operating activities were $1.7 million for the six months ended June 30, 2014 compared to $4.7 million for the comparable period in 2013. The decrease of $3 million in cash from operating activities was due primarily to the following:

•	a decrease in crude oil, natural gas and NGLs sales receipts of $2.8 million;

•	a decrease in commodity price risk management net settlements of $1.3 million; and

•	a decrease in production costs and direct costs-general and administrative payments of $1.1 million.

Investing Activities

Cash flows from investing activities primarily consist of investments in equipment and services and proceeds received from the dispositions of crude oil and natural gas properties. From time to time, this Partnership invests in equipment which supports treatment, delivery and measurement of crude oil, natural gas and NGLs or environmental protection. During the six months ended June 30, 2014, investments in equipment and services was approximately $0.1 million. During the six months ended June 30, 2013, proceeds from the dispositions of crude oil and natural gas properties were approximately $13.8 million.

Index

ROCKIES REGION 2007 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Financing Activities

This Partnership initiated monthly cash distributions to investors in May 2008 and has distributed $111.9 million through June 30, 2014. The table below presents cash distributions to this Partnership's investors. Distributions to the Managing General Partner represent amounts distributed to the Managing General Partner for its 37% general partner interest in this Partnership and Investor Partner distributions include amounts distributed to Investor Partners for their 63% ownership share in this Partnership, as well as amounts distributed to the Managing General Partner for limited partnership units repurchased.

Distributions

Three months ended June 30,	Managing General Partner	Investor Partners	Total
2014	$270,672	$460,873	$731,545
2013	866,429	1,475,221	2,341,650

Six months ended June 30,	Managing General Partner	Investor Partners	Total
2014	$571,144	$972,489	$1,543,633
2013	1,731,465	2,948,120	4,679,585

Six months ended June 30, 2014 as compared to six months ended June 30, 2013

The decrease in distributions for the six months ended June 30, 2014 as compared to the same period in 2013 is primarily due to a decrease in cash flows from operations during 2014 as a result of lower production and receiving no cash settlements from derivatives.

Three months ended June 30, 2014 as compared to three months ended June 30, 2013

The decrease in distributions for the three months ended June 30, 2013 as compared to the same period in 2013 is primarily due to a decrease in cash flows from operations during 2014 as a result of lower production and receiving no cash settlements from derivatives.

Off-Balance Sheet Arrangements

As of June 30, 2014, this Partnership had no off-balance sheet arrangements, as defined under SEC rules, which have or are reasonably likely to have a material current or future effect on this Partnership's financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

(a)    Evaluation of Disclosure Controls and Procedures

As of June 30, 2014, PDC, as Managing General Partner on behalf of this Partnership, carried out an evaluation, under the supervision and with the participation of the Managing General Partner's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of this Partnership's disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e).

Based on the results of this evaluation, the Managing General Partner's Chief Executive Officer and Chief Financial Officer concluded that this Partnership's disclosure controls and procedures were effective as of June 30, 2014.

(b)    Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2014, PDC, the Managing General Partner, made no changes in this Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected or are reasonably likely to materially affect this Partnership's internal control over financial reporting.

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

The following table presents information about the Managing General Partner's limited partner unit repurchases during the three months ended June 30, 2014:

Period	Total Number of Units Repurchased	Average Price Paid Per Unit
April 1-30, 2014	3.50	$3,653
May 1-31, 2014	—	—
June 1-30, 2014	2.00	3,210
Total	5.50	$3,492

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

Rockies Region 2007 Limited Partnership
By its Managing General Partner
PDC Energy, Inc.

By: /s/ James M. Trimble
James M. Trimble Chief Executive Officer of PDC Energy, Inc.
August 13, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ James M. Trimble	Chief Executive Officer	August 13, 2014
James M. Trimble	PDC Energy, Inc. Managing General Partner of the Registrant
(principal executive officer)

/s/ Gysle R. Shellum	Chief Financial Officer	August 13, 2014
Gysle R. Shellum	PDC Energy, Inc. Managing General Partner of the Registrant
(principal financial officer)

/s/ R. Scott Meyers	Chief Accounting Officer	August 13, 2014
R. Scott Meyers	PDC Energy, Inc. Managing General Partner of the Registrant
(principal accounting officer)