Form 10-Q
period 2015-03-31
ROCKIES REGION 2007 LP
filed 2015-05-15
CIK 1407805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the quarterly period ended March 31, 2015
or

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

As of March 31, 2015, this Partnership had 4,470 units of limited partnership interest and no units of additional general partnership interest outstanding.

Rockies Region 2007 Limited Partnership

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 ("Exchange Act") regarding this Partnership's business, financial condition and results of operations. PDC Energy, Inc. (“PDC”) is the Managing General Partner of this Partnership. All statements other than statements of historical facts included in and incorporated by reference into this report are “forward-looking statements” within the meaning of the safe harbor provisions of the United States ("U.S.") Private Securities Litigation Reform Act of 1995. Words such as expects, anticipates, intends, plans, believes, seeks, estimates and similar expressions or variations of such words are intended to identify forward-looking statements herein. These statements relate to, among other things: estimated crude oil, natural gas and natural gas liquids ("NGLs") reserves; additional development plans; anticipated capital expenditures and projects; the impact of high line pressures and the timing, availability, cost and effect of additional midstream facilities and services going forward; and the Managing General Partner's future strategies, plans and objectives.

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

•	potential declines in the value of this Partnership's crude oil, natural gas and NGLs properties resulting in impairments;

•	changes in estimates of proved reserves;

•	inaccuracy of reserve estimates and expected production rates;

•	potential for production decline rates from this Partnership's wells being greater than expected;

•	availability of future cash flows for investor distributions or funding of development activities;

•	timing and extent of this Partnership's success in further developing and producing from this Partnership's reserves;

•	the Managing General Partner's ability to secure supplies and services at reasonable prices;

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

Further, this Partnership urges the reader to carefully review and consider the cautionary statements and disclosures made in this Quarterly Report on Form 10-Q, this Partnership's Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”) filed with the U.S. Securities and Exchange Commission (“SEC”) on March 30, 2015 and this Partnership's other filings with the SEC for further information on risks and uncertainties that could affect this Partnership's business, financial condition, results of operations and cash flows. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this report. This Partnership undertakes no obligation to update any forward-looking statements in order to reflect any event or circumstance occurring after the date of this report or currently unknown facts or conditions or the occurrence of unanticipated events. All forward looking statements are qualified in their entirety by this cautionary statement.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Rockies Region 2007 Limited Partnership
Condensed Balance Sheets
(unaudited)

	March 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$496,020	$628,520
Accounts receivable	147,148	168,421
Crude oil inventory	46,751	37,394
Total current assets	689,919	834,335
Crude oil and natural gas properties, successful efforts method, at cost	15,704,419	15,661,273
Less: Accumulated depreciation, depletion and amortization	(9,043,522)	(8,836,596)
Crude oil and natural gas properties, net	6,660,897	6,824,677
Total Assets	$7,350,816	$7,659,012

Liabilities and Partners' Equity
Current liabilities:
Accounts payable and accrued expenses	$19,797	$19,545
Due to Managing General Partner-other, net	161,459	178,150
Total current liabilities	181,256	197,695
Asset retirement obligations	1,737,393	1,702,926
Total liabilities	1,918,649	1,900,621

Commitments and contingent liabilities

Partners' equity:
Managing General Partner	(3,184,047)	(3,063,343)
Limited Partners - 4,470 units issued and outstanding	8,616,214	8,821,734
Total Partners' equity	5,432,167	5,758,391
Total Liabilities and Partners' Equity	$7,350,816	$7,659,012

See accompanying notes to unaudited condensed financial statements.

Rockies Region 2007 Limited Partnership
Condensed Statements of Operations
(unaudited)

	Three months ended March 31,
	2015	2014
Revenues:
Crude oil, natural gas and NGLs sales	$426,356	$1,200,367

Operating costs and expenses:
Crude oil, natural gas and NGLs production costs	268,665	240,173
Direct costs - general and administrative	21,713	36,253
Depreciation, depletion and amortization	206,926	674,712
Accretion of asset retirement obligations	34,467	17,913
Total operating costs and expenses	531,771	969,051

Net income (loss)	$(105,415)	$231,316

Net income (loss) allocated to partners	$(105,415)	$231,316
Less: Managing General Partner interest in net (loss) income	(39,004)	85,587
Net income (loss) allocated to Investor Partners	$(66,411)	$145,729

Net income (loss) per Investor Partner unit	$(15)	$33

Investor Partner units outstanding	4,470	4,470

See accompanying notes to unaudited condensed financial statements.

Rockies Region 2007 Limited Partnership
Condensed Statements of Cash Flows
(unaudited)

	Three months ended March 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(105,415)	$231,316
Adjustments to net income (loss) to reconcile to net cash from operating activities:
Depreciation, depletion and amortization	206,926	674,712
Accretion of asset retirement obligations	34,467	17,913
Changes in assets and liabilities:
Accounts receivable	21,273	14,294
Crude oil inventory	(9,357)	(11,021)
Other assets	—	86,483
Accounts payable and accrued expenses	252	4,893
Due to Managing General Partner-other, net	(16,691)	(116,872)
Net cash from operating activities	131,455	901,718

Cash flows from investing activities:
Capital expenditures for crude oil and natural gas properties	(43,146)	—
Net cash from investing activities	(43,146)	—

Cash flows from financing activities:
Distributions to Partners	(220,809)	(812,088)
Net cash from financing activities	(220,809)	(812,088)

Net change in cash and cash equivalents	(132,500)	89,630
Cash and cash equivalents, beginning of period	628,520	570,376
Cash and cash equivalents, end of period	$496,020	$660,006

See accompanying notes to unaudited condensed financial statements.

ROCKIES REGION 2007 LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
March 31, 2015
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

As of March 31, 2015, there were 1,777 limited partners in this Partnership (the “Investor Partners”). PDC is the designated Managing General Partner of this Partnership and owns a 37% Managing General Partner ownership in this Partnership. According to the terms of the Agreement, revenues, costs and cash distributions of this Partnership are allocated 63% to the Investor Partners, which are shared pro rata based upon the number of units in this Partnership, and 37% to the Managing General Partner. The Managing General Partner may repurchase Investor Partner units under certain circumstances provided by the Agreement, upon request of an individual Investor Partner. Through March 31, 2015, the Managing General Partner had repurchased 81 units of Partnership interest from the Investor Partners at an average price of $3,782 per unit. As of March 31, 2015, the Managing General Partner owned 38.1% of this Partnership, including the repurchased interest.

In the Managing General Partner's opinion, the accompanying condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of this Partnership's results for interim periods in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Accordingly, pursuant to such rules and regulations, certain notes and other financial information included in the audited financial statements have been condensed or omitted. The information presented in this Quarterly Report on Form 10-Q should be read in conjunction with this Partnership's audited financial statements and notes thereto included in this Partnership's 2014 Form 10-K. This Partnership's accounting policies are described in the Notes to Financial Statements in this Partnership's 2014 Form 10-K and updated, as necessary, in this Quarterly Report on Form 10-Q. The results of operations and cash flows for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year or any future period.

Note 2 - Summary of Significant Accounting Policies

Recently Adopted Accounting Standards

In April 2014, the Financial Accounting Standards Board issued changes related to the criteria for determining which disposals can be presented as discontinued operations and modified related disclosure requirements. Under the new pronouncement, a discontinued operation is defined as a disposal of a component of an organization that represents a strategic shift and that has a major effect on the organization's operations and financial results. These changes are to be applied prospectively for new disposals or components of this Partnership's business classified as held for sale during interim and annual periods beginning after December 15, 2014, with early adoption permitted. Adoption of this guidance did not impact this Partnership's financial statements.

ROCKIES REGION 2007 LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
March 31, 2015
(unaudited)

Recently Issued Accounting Standards

In May 2014, the FASB and the International Accounting Standards Board ("IASB") issued their converged standard on revenue recognition that provides a single, comprehensive model that entities will apply to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The standard outlines a five-step approach to apply the underlying principle: (a) identify the contract with the customer, (b) identify the separate performance obligations in the contract, (c) determine the transaction price, (d) allocate the transaction price to separate performance obligations and (e) recognize revenue when (or as) each performance obligation is satisfied. Entities are permitted to adopt the revenue standard early, beginning with annual reporting periods after December 15, 2016. In April 2015, the FASB voted to propose that the revenue standard be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and can be adopted under the full retrospective method or simplified transition method. The Managing General Partner of this Partnership is currently evaluating the impact these changes will have on this Partnership's financial statements.

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

In February 2015, the FASB issued an accounting update modifying existing consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. The amendments in this update are effective for fiscal years and interim periods within those years beginning after December 15, 2015, and require either a retrospective or a modified retrospective approach to adoption. Early adoption is permitted. Adoption of this guidance is not expected to have a significant impact on this Partnership's financial statements.

ROCKIES REGION 2007 LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
March 31, 2015
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

The following table presents transactions with the Managing General Partner reflected in the condensed balance sheets line item “Due to Managing General Partner-other, net,” which remain undistributed or unsettled with this Partnership's investors as of the dates indicated:

	March 31, 2015	December 31, 2014
Crude oil, natural gas and NGLs sales revenues collected from this Partnership's third-party customers	$149,403	$219,542
Other (1)	(310,862)	(397,692)
Total Due to Managing General Partner-other, net	$(161,459)	$(178,150)

(1)
All other unsettled transactions between this Partnership and the Managing General Partner. The majority of these are capital expenditures, operating costs and general and administrative costs, which have not been deducted from distributions.

The following table presents Partnership transactions with the Managing General Partner for the three months ended March 31, 2015 and 2014. “Well operations and maintenance” is included in the “Crude oil, natural gas and NGLs production costs” line item on the condensed statements of operations.

	Three months ended March 31,
	2015	2014
Well operations and maintenance	$255,731	$186,537
Direct costs - general and administrative	21,713	36,253
Cash distributions (1)	84,220	307,024

(1)	Cash distributions include $2,521 and $6,552 during the three months ended March 31, 2015 and 2014, respectively, related to equity cash distributions for Investor Partner units repurchased by PDC.

Note 4 - Fair Value Measurements

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

The Managing General Partner utilizes fair value, on a non-recurring basis, to perform impairment testing on this Partnership's crude oil and natural gas properties by comparing net capitalized costs, or carrying value, to estimated undiscounted future net cash flows. If net capitalized costs exceed undiscounted future net cash flows, the measurement of impairment is based on estimated fair value and is measured by the amount by which the net capitalized costs exceed their fair value.

ROCKIES REGION 2007 LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
March 31, 2015
(unaudited)

Note 5 - Commitments and Contingencies

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

As of March 31, 2015, this Partnership had accrued environmental remediation liabilities of $6,900 included in accounts payable and accrued expenses on the condensed balance sheet. This Partnership had no liabilities for environmental remediation efforts as of December 31, 2014.

The Managing General Partner is not currently aware of any environmental claims existing as of March 31, 2015 which have not been provided for or would otherwise be expected to have a material impact on this Partnership's condensed financial statements. However, there can be no assurance that current regulatory requirements will not change or that unknown past non-compliance with environmental laws will not be discovered on this Partnership's properties.

Note 6 - Asset Retirement Obligations

The following table presents the changes in the carrying amount of the asset retirement obligations associated with this Partnership's working interest in crude oil and natural gas properties:

Amount

Balance at December 31, 2014	$1,702,926
Accretion expense	34,467
Balance at March 31, 2015	$1,737,393

Index

ROCKIES REGION 2007 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Partnership Overview

Rockies Region 2007 Limited Partnership engages in the development, production and sale of crude oil, natural gas and NGLs. This Partnership began crude oil and natural gas operations in August 2007 and currently operates 75 gross (73.9 net) productive wells located in the Wattenberg Field of Colorado. The Managing General Partner markets this Partnership's crude oil, natural gas and NGLs production to midstream marketers. Crude oil, natural gas and NGLs are sold primarily under market-sensitive contracts in which the price varies as a result of market forces. PDC does not charge a separate fee for the marketing of the crude oil, natural gas and NGLs because these services are covered by the monthly well operating charge. Seasonal factors, such as effects of weather on commodity sales, costs incurred and availability of PDC or third-party owned pipeline capacity, and other factors such as high pressures in the gathering system whether caused by heat or third-party facilities issues, may impact this Partnership's results.
Partnership Operating Results Overview

Crude oil, natural gas and NGLs sales decreased 64%, or $774,000, for the three months ended March 31, 2015 compared to the same period of 2014, attributable to the decrease in the average sales price per barrel of crude oil equivalent ("Boe") of 55% and the decline in sales volumes of 21%, period-over-period. The average sales price per Boe was $24.08 for the three months ended March 31, 2015 compared to $53.81 for the same period a year ago. Cash distributions decreased 73% to $221,000 during the three months ended March 31, 2015 compared to $812,000 during the three months ended March 31, 2014. The decrease in cash distributions is primarily due to the decrease in cash flows from operations during 2015 as a result of a lower average sales price per Boe and production volumes. Further deterioration of commodity prices could result in impairment charges to this Partnership's crude oil and natural gas properties.

Index

ROCKIES REGION 2007 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Results of Operations

Summary Operating Results

The following table presents selected information regarding this Partnership’s results of operations:

	Three months ended March 31,
	2015	2014	Change
Number of gross productive wells (end of period)	75	75	—

Production(1)
Crude oil (Bbl)	7,831	10,507	(25)%
Natural gas (Mcf)	35,514	40,032	(11)%
NGLs (Bbl)	3,958	5,130	(23)%
Crude oil equivalent (Boe)(2)	17,708	22,309	(21)%
Average Boe per day	197	248	(21)%

Crude oil, natural gas and NGLs sales
Crude oil	$296,960	$922,659	(68)%
Natural gas	80,822	173,700	(53)%
NGLs	48,574	104,008	(53)%
Total crude oil, natural gas and NGLs sales	$426,356	$1,200,367	(64)%

Average selling price
Crude oil (per Bbl)	$37.92	$87.81	(57)%
Natural gas (per Mcf)	2.28	4.34	(47)%
NGLs (per Bbl)	12.27	20.27	(39)%
Crude oil equivalent (per Boe)	24.08	53.81	(55)%

Average cost per Boe
Crude oil, natural gas and NGLs production cost(3)	$15.17	$10.77	41%
Depreciation, depletion and amortization	11.69	30.24	(61)%

Operating costs and expenses
Direct costs - general and administrative	$21,713	$36,253	(40)%
Depreciation, depletion and amortization	206,926	674,712	(69)%

Cash distributions	$220,809	$812,088	(73)%

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

Crude Oil, Natural Gas and NGLs Sales

Crude Oil, Natural Gas and NGLs Pricing. This Partnership's results of operations depend upon many factors, particularly the price of crude oil, natural gas and NGLs and the Managing General Partner's ability to market this Partnership's production effectively. Crude oil, natural gas and NGLs prices are among the most volatile of all commodity prices. The price of crude oil and NGLs declined significantly in the second half of 2014 due to a combination of factors, including increased domestic supply, global economic concerns and a decision by the Organization of Petroleum Exporting Countries not to reduce output. Prices for crude oil and NGLs remained at reduced levels through the first quarter of 2015. The price of natural gas also declined significantly in late 2014 and has remained close to late 2014 levels through early 2015. These declines in price have had a material negative impact on this Partnership's financial results.

Crude oil pricing is predominately driven by the physical market, supply and demand, financial markets and national and international politics. Crude oil is sold under various purchase contracts with monthly pricing provisions based on NYMEX pricing, adjusted for differentials. Natural gas prices vary by region and locality, depending upon the distance to markets, availability of pipeline capacity and supply and demand relationships in that region or locality. The price this Partnership receives for its natural gas is based on CIG and local utility prices, adjusted for certain deductions. This Partnership's price for NGLs is based on a combination of prices from the Conway hub in Kansas and Mt. Belvieu in Texas where this production is marketed.

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

As expected, this Partnership experienced higher than normal gathering system pressures in the Wattenberg Field by its primary third-party midstream provider through the first quarter of 2015. The line pressures in the first quarter of 2015 were within the Managing General Partner's expectations. Ongoing industry drilling activity in the area has continued to increase volumes on the gathering system and pressures remained at or slightly above 2014 summer levels through the first quarter of 2015. This Partnership's midstream service provider has been challenged to keep pace with industry drilling activity with new midstream infrastructure and the Managing General Partner expects the gathering system pressures to continue to increase until completion of the new Lucerne II plant, which is expected in mid-2015. This project should result in a significant increase in processing capacity and the Managing General Partner anticipates that it will address system pressure issues until well into 2016, and possibly beyond, depending on the impact of reduced drilling rig activity in the field going forward. The Managing General Partner and other operators in the field continue to work with the midstream service provider, who has been implementing a multi-year facility expansion program over the past several years to increase the long-term gathering and processing capacity of the system. The Managing General Partner expects it to continue to develop and implement similar projects in the future. Like most producers, this Partnership relies on third-party midstream service providers to construct compression, gathering and processing facilities to keep pace with our production growth. As a result, the timing and availability of additional facilities going forward is beyond the Managing General Partner's control.

Three months ended March 31, 2015 as compared to three months ended March 31, 2014

For the three months ended March 31, 2015 compared to the same period of 2014, crude oil, natural gas and NGLs production, on an energy equivalency-basis, decreased 21%, primarily due to high line pressure hindering production from flowing into a third-party gathering system and due to the normal production declines for this stage in the wells’ production life cycle. The

Index

ROCKIES REGION 2007 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

decrease in production resulted in crude oil, natural gas and NGLs sales declining to $426,000 for the three months ended March 31, 2015 from $1,200,000 for the three months ended March 31, 2014. The average sales price per Boe was $24.08 for the current year three month period compared to $53.81 for the same period a year ago.

Crude oil sales decreased by $626,000, or 68%, during the three months ended March 31, 2015 when compared to the same prior year period, primarily attributable to a decrease in the average selling price of 57% per Bbl and a production volume decrease of 25%. The average selling price per Bbl was $37.92 for the current year three month period compared to $87.81 for the same prior year period. Natural gas sales decreased by $93,000, or 53%, during the three months ended March 31, 2015 when compared to the same prior year period, primarily due to a decrease in average selling price of 47% per Mcf and a production volume decrease of 11%. The average selling price per Mcf was $2.28 for the current year three month period compared to $4.34 for the same prior year period. NGLs sales decreased by $55,000, or 53%, during the three months ended March 31, 2015 when compared to the same prior year period, primarily due to a decrease in the average selling price of 39% per Bbl and a production volume decrease of 23%. The average selling price per Bbl was $12.27 for the current year three month period compared to $20.27 for the same prior year period. Further deterioration of commodity prices could result in impairment charges to this Partnership's crude oil and natural gas properties.

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

Three months ended March 31, 2015 as compared to three months ended March 31, 2014

Crude oil, natural gas and NGLs production costs for the three months ended March 31, 2015 increased $28,000 compared to the same period in 2014. The period-over-period increase was primarily attributable to an increase in regulatory compliance expenses, water hauling and disposal costs and well swabbing and wireline work, offset in part by a decrease in production taxes consistent with sales declines from 2014. Crude oil, natural gas and NGLs production costs per Boe increased to $15.17 during 2015 from $10.77 in 2014 as the fixed component of our crude oil, natural gas and NGLs production costs were spread over lower production volumes.

Depreciation, Depletion and Amortization

Three months ended March 31, 2015 as compared to three months ended March 31, 2014

Depreciation, depletion and amortization ("DD&A") expense related to crude oil and natural gas properties is directly related to proved reserves and production volumes. DD&A expense decreased $468,000 for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 due to the 21% decrease in production volumes and the decreased DD&A expense rate in 2015. The DD&A expense rate per Boe decreased to $11.69 for the first three months of 2015 compared to $30.24 during the same period in 2014, primarily due to the effect of the impairment recorded on proved oil and natural gas properties in December 2014, which lowered the net book value of this Partnership's properties by $15.8 million.

Index

ROCKIES REGION 2007 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Direct costs - general and administrative

Three months ended March 31, 2015 as compared to three months ended March 31, 2014

Direct costs - general and administrative for the three months ended March 31, 2015 decreased $15,000 compared to the same period in 2014, primarily attributable to lower professional fees for audit services.

Financial Condition, Liquidity and Capital Resources

This Partnership's primary source of liquidity has been cash flows from operating activities. Fluctuations in this Partnership's operating cash flows are substantially driven by changes in commodity prices and sales volumes. This source of cash has been primarily used to fund this Partnership's operating costs, direct costs-general and administrative, capital program and distributions to the Investor Partners and the Managing General Partner.

This Partnership's future operations are expected to be conducted with available funds and revenues generated from crude oil, natural gas and NGLs production activities. Crude oil, natural gas and NGLs production from existing properties are generally expected to continue a gradual decline in the rate of production over the remaining life of the wells. Therefore, this Partnership anticipates a lower annual level of crude oil, natural gas and NGLs production and, therefore, lower revenues, unless commodity prices increase. Under these circumstances, decreased production would have a material adverse impact on this Partnership's operations and may result in reduced cash distributions to the Managing General Partner and Investor Partners through the remainder of 2015 and beyond.

Working Capital

At March 31, 2015, this Partnership had working capital of $509,000, compared to working capital of $637,000 at December 31, 2014. The decrease of $128,000 between March 31, 2015 and December 31, 2014 was primarily due to the following changes:

•	cash and cash equivalents decreased by $133,000;

•	accounts receivable decreased by $21,000;

•	amounts due to Managing General Partner-other, net, decreased by $17,000; and

•	crude oil inventory increased by $9,000.

The $133,000 decrease in cash and cash equivalents is primarily attributable to cash utilized to fund operating activities, capital expenditures and cash distributions to the partners.

Additional Development Plan activities, as described in this Partnership's 2014 Form 10-K, have been suspended. This Partnership may recommence Additional Development Plan activities if the high line pressure situation improves following the anticipated completion of the new Lucerne II plant in mid-2015. If the Additional Development Plan recommences, funding will be provided by the withholding of distributable cash flows from the Managing General Partner and Investor Partners. Future working capital balances are expected to fluctuate by increasing during periods of Additional Development Plan funding and decreasing during periods when payments are made for refracturing or recompletion activities.

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

Index

ROCKIES REGION 2007 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Cash Flows

Operating Activities

This Partnership's cash flows from operating activities in 2015 were primarily impacted by commodity prices, production volumes, operating costs and direct costs-general and administrative expenses. The key components for the changes in this Partnership's cash flows from operating activities are described in more detail in Results of Operations above.

Net cash flows from operating activities were $131,000 for the three months ended March 31, 2015 compared to $902,000 for the comparable period in 2014. The decrease of $771,000 in cash from operating activities was primarily due to the decrease in crude oil, natural gas and NGLs sales of $774,000.

Investing Activities

Cash flows from investing activities primarily consist of investments in equipment and services and proceeds received from the dispositions of crude oil and natural gas properties. From time to time, this Partnership invests in equipment which supports treatment, delivery and measurement of crude oil, natural gas and NGLs or environmental protection. During the three months ended March 31, 2015, investments in equipment and services was $43,000.

Financing Activities

This Partnership initiated monthly cash distributions to investors in May 2008 and has distributed $113.0 million through March 31, 2015. The table below presents cash distributions to this Partnership's investors. Distributions to the Managing General Partner represent amounts distributed to the Managing General Partner for its 37% general partner interest in this Partnership and Investor Partner distributions include amounts distributed to Investor Partners for their 63% ownership share in this Partnership, as well as amounts distributed to the Managing General Partner for limited partnership units repurchased.

Distributions

Three months ended March 31,	Managing General Partner	Investor Partners	Total
2015	$81,699	$139,110	$220,809
2014	300,472	511,616	812,088

Index

ROCKIES REGION 2007 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Three months ended March 31, 2015 as compared to three months ended March 31, 2014

The decrease in cash distributions for the three months ended March 31, 2015 as compared to the same period in 2014 is primarily due to a decrease in cash flows from operations during 2015 resulting from the decrease in the average sales price per Boe and lower production.

Off-Balance Sheet Arrangements

As of March 31, 2015, this Partnership had no off-balance sheet arrangements, as defined under SEC rules, which have or are reasonably likely to have a material current or future effect on this Partnership's financial condition, results of operations, liquidity, capital expenditures or capital resources.

Commitments and Contingencies

See Note 5, Commitments and Contingencies, to the accompanying condensed financial statements included elsewhere in this report.

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

There have been no significant changes to this Partnership's critical accounting policies and estimates or in the underlying accounting assumptions and estimates used in these critical accounting policies from those disclosed in the financial statements and accompanying notes contained in this Partnership's 2014 Form 10-K.

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

(a)    Evaluation of Disclosure Controls and Procedures

As of March 31, 2015, PDC, as Managing General Partner on behalf of this Partnership, carried out an evaluation, under the supervision and with the participation of the Managing General Partner's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of this Partnership's disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e).

Based on the results of this evaluation, the Managing General Partner's Chief Executive Officer and Chief Financial Officer concluded that this Partnership's disclosure controls and procedures were effective as of March 31, 2015.

(b)    Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2015, PDC, the Managing General Partner, made no changes in this Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected or are reasonably likely to materially affect this Partnership's internal control over financial reporting.

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

The following table presents information about the Managing General Partner's limited partner unit repurchases during the three months ended March 31, 2015:

Period	Total Number of Units Repurchased	Average Price Paid Per Unit
January 1-31, 2015	8.00	$2,153
February 1-28, 2015	—	—
March 1-31, 2015	—	—
Total	8.00	$2,153

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

Rockies Region 2007 Limited Partnership
By its Managing General Partner
PDC Energy, Inc.

By: /s/ Barton R. Brookman
Barton R. Brookman President and Chief Executive Officer of PDC Energy, Inc.
May 14, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Barton R. Brookman	President and Chief Executive Officer	May 14, 2015
Barton R. Brookman	PDC Energy, Inc. Managing General Partner of the Registrant
(principal executive officer)

/s/ Gysle R. Shellum	Chief Financial Officer	May 14, 2015
Gysle R. Shellum	PDC Energy, Inc. Managing General Partner of the Registrant
(principal financial officer)

/s/ R. Scott Meyers	Chief Accounting Officer	May 14, 2015
R. Scott Meyers	PDC Energy, Inc. Managing General Partner of the Registrant
(principal accounting officer)