Form 10-Q
period 2015-06-30
ROCKIES REGION 2007 LP
filed 2015-08-14
CIK 1407805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the quarterly period ended June 30, 2015
or

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

As of June 30, 2015, this Partnership had 4,470 units of limited partnership interest and no units of additional general partnership interest outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Rockies Region 2007 Limited Partnership
Condensed Balance Sheets
(unaudited)

	June 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$496,020	$628,520
Accounts receivable	167,782	168,421
Crude oil inventory	42,960	37,394
Total current assets	706,762	834,335
Crude oil and natural gas properties, successful efforts method, at cost	15,719,466	15,661,273
Less: Accumulated depreciation, depletion and amortization	(9,237,258)	(8,836,596)
Crude oil and natural gas properties, net	6,482,208	6,824,677
Total Assets	$7,188,970	$7,659,012

Liabilities and Partners' Equity
Current liabilities:
Accounts payable and accrued expenses	$14,372	$19,545
Due to Managing General Partner-other, net	168,737	178,150
Current portion of asset retirement obligations	311,505	—
Total current liabilities	494,614	197,695
Asset retirement obligations	1,461,065	1,702,926
Total liabilities	1,955,679	1,900,621

Commitments and contingent liabilities

Partners' equity:
Managing General Partner	(3,257,630)	(3,063,343)
Limited Partners - 4,470 units issued and outstanding	8,490,921	8,821,734
Total Partners' equity	5,233,291	5,758,391
Total Liabilities and Partners' Equity	$7,188,970	$7,659,012

See accompanying notes to unaudited condensed financial statements.

Rockies Region 2007 Limited Partnership
Condensed Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Crude oil, natural gas and NGLs sales	$418,711	$847,932	$845,067	$2,048,299

Operating costs and expenses:
Crude oil, natural gas and NGLs production costs	251,953	260,163	520,618	500,336
Direct costs - general and administrative	33,698	26,367	55,411	62,620
Depreciation, depletion and amortization	193,736	490,474	400,662	1,165,186
Accretion of asset retirement obligations	35,177	18,264	69,644	36,177
Total operating costs and expenses	514,564	795,268	1,046,335	1,764,319

Net income (loss)	$(95,853)	$52,664	$(201,268)	$283,980

Net income (loss) allocated to partners	$(95,853)	$52,664	$(201,268)	$283,980
Less: Managing General Partner interest in net income (loss)	(35,466)	19,486	(74,469)	105,073
Net income (loss) allocated to Investor Partners	$(60,387)	$33,178	$(126,799)	$178,907

Net income (loss) per Investor Partner unit	$(14)	$7	$(28)	$40

Investor Partner units outstanding	4,470	4,470	4,470	4,470

See accompanying notes to unaudited condensed financial statements.

Rockies Region 2007 Limited Partnership
Condensed Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(201,268)	$283,980
Adjustments to net income (loss) to reconcile to net cash from operating activities:
Depreciation, depletion and amortization	400,662	1,165,186
Accretion of asset retirement obligations	69,644	36,177
Changes in assets and liabilities:
Accounts receivable	639	126,484
Crude oil inventory	(5,566)	21,180
Other assets	—	89,630
Accounts payable and accrued expenses	(5,173)	(6,295)
Due to Managing General Partner-other, net	(9,413)	22,751
Net cash from operating activities	249,525	1,739,093

Cash flows from investing activities:
Capital expenditures for crude oil and natural gas properties	(58,193)	(105,830)
Net cash from investing activities	(58,193)	(105,830)

Cash flows from financing activities:
Distributions to Partners	(323,832)	(1,543,633)
Net cash from financing activities	(323,832)	(1,543,633)

Net change in cash and cash equivalents	(132,500)	89,630
Cash and cash equivalents, beginning of period	628,520	570,376
Cash and cash equivalents, end of period	$496,020	$660,006

See accompanying notes to unaudited condensed financial statements.

ROCKIES REGION 2007 LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2015
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

As of June 30, 2015, there were 1,771 Investor Partners in this Partnership. PDC is the designated Managing General Partner of this Partnership and owns a 37% Managing General Partner ownership in this Partnership. According to the terms of the Agreement, revenues, costs and cash distributions of this Partnership are allocated 63% to the Investor Partners, which are shared pro rata based upon the number of units in this Partnership, and 37% to the Managing General Partner. The Managing General Partner may repurchase Investor Partner units under certain circumstances provided by the Agreement, upon request of an individual Investor Partner. Through June 30, 2015, the Managing General Partner had repurchased 95 units of Partnership interest from the Investor Partners at an average price of $3,339 per unit. As of June 30, 2015, the Managing General Partner owned 38.3% of this Partnership, including the repurchased interest.

In the Managing General Partner's opinion, the accompanying condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of this Partnership's results for interim periods in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Accordingly, pursuant to such rules and regulations, certain notes and other financial information included in the audited financial statements have been condensed or omitted. The information presented in this Quarterly Report on Form 10-Q should be read in conjunction with this Partnership's audited financial statements and notes thereto included in this Partnership's 2014 Form 10-K. This Partnership's accounting policies are described in the Notes to Financial Statements in this Partnership's 2014 Form 10-K and updated, as necessary, in this Quarterly Report on Form 10-Q. The results of operations and cash flows for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year or any future period.

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

ROCKIES REGION 2007 LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2015
(unaudited)

Recently Issued Accounting Standards

In May 2014, the FASB and the International Accounting Standards Board ("IASB") issued their converged standard on revenue recognition that provides a single, comprehensive model that entities will apply to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The standard outlines a five-step approach to apply the underlying principle: (a) identify the contract with the customer, (b) identify the separate performance obligations in the contract, (c) determine the transaction price, (d) allocate the transaction price to separate performance obligations and (e) recognize revenue when (or as) each performance obligation is satisfied. The revenue standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and can be adopted under the full retrospective method or simplified transition method. Entities are permitted to adopt the revenue standard early, beginning with annual reporting periods after December 15, 2016. The Managing General Partner of this Partnership is currently evaluating the impact these changes will have on this Partnership's financial statements.

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
June 30, 2015
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

The following table presents transactions with the Managing General Partner reflected in the condensed balance sheets line item “Due to Managing General Partner-other, net,” which remain undistributed or unsettled with this Partnership's investors as of the dates indicated:

	June 30, 2015	December 31, 2014
Crude oil, natural gas and NGLs sales revenues collected from this Partnership's third-party customers	$108,497	$219,542
Other (1)	(277,234)	(397,692)
Total Due to Managing General Partner-other, net	$(168,737)	$(178,150)

(1)
All other unsettled transactions between this Partnership and the Managing General Partner. The majority of these are capital expenditures, operating costs and general and administrative costs that have not been deducted from distributions.

The following table presents Partnership transactions with the Managing General Partner for the three and six months ended June 30, 2015 and 2014. “Well operations and maintenance” is included in the “Crude oil, natural gas and NGLs production costs” line item on the condensed statements of operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Well operations and maintenance	$253,327	$214,313	$509,058	$400,850
Direct costs - general and administrative	33,698	26,367	55,411	62,620
Cash distributions (1)	39,496	276,981	123,716	584,005

(1)
Cash distributions include $1,377 and $3,898 during the three and six months ended June 30, 2015, respectively, and $6,309 and $12,861 during the three and six months ended June 30, 2014, respectively, related to cash distributions for Investor Partner units repurchased by PDC.

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
June 30, 2015
(unaudited)

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

As of June 30, 2015, this Partnership had accrued environmental remediation liabilities of $2,000, which is included in accounts payable and accrued expenses on the condensed balance sheet. This Partnership had no liabilities for environmental remediation efforts as of December 31, 2014.

The Managing General Partner is not currently aware of any environmental claims existing as of June 30, 2015 which have not been provided for or would otherwise be expected to have a material impact on this Partnership's condensed financial statements. However, there can be no assurance that current regulatory requirements will not change or that unknown past non-compliance with environmental laws will not be discovered on this Partnership's properties.

Note 6 - Asset Retirement Obligations

The following table presents the changes in the carrying amount of the asset retirement obligations associated with this Partnership's working interest in crude oil and natural gas properties:

Amount

Balance at December 31, 2014	$1,702,926
Accretion expense	69,644
Balance at June 30, 2015	1,772,570
Less current portion	(311,505)
Long-term portion	$1,461,065

The current portion of the asset retirement obligations relates to wells that are producing minimal or no hydrocarbons and are expected to be plugged and abandoned within the next 12 months.

Index

ROCKIES REGION 2007 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Partnership Overview

Rockies Region 2007 Limited Partnership engages in the development, production and sale of crude oil, natural gas and NGLs. This Partnership began crude oil and natural gas operations in August 2007 and currently operates 75 gross (73.9 net) wells located in the Wattenberg Field of Colorado. The Managing General Partner markets this Partnership's crude oil, natural gas and NGLs production to midstream marketers. Crude oil, natural gas and NGLs are sold primarily under market-sensitive contracts in which the price varies as a result of market forces. PDC does not charge a separate fee for the marketing of the crude oil, natural gas and NGLs because these services are covered by the monthly well operating charge. Seasonal factors, such as effects of weather on prices received, costs incurred and availability of PDC or third-party owned pipeline capacity, and other factors such as high pressures in the gathering system whether caused by heat or third-party facilities issues, may impact this Partnership's results.

Partnership Operating Results Overview

Crude oil, natural gas and NGLs sales decreased 59%, or $1,203,000, for the six months ended June 30, 2015 compared to the same period of 2014, attributable to the decrease in the average sales price per barrel of crude oil equivalent ("Boe") of 53% and the decline in sales volume of 12%, period-over-period. The average sales price per Boe was $24.96 for the six months ended June 30, 2015 compared to $53.28 for the same period a year ago. Further deterioration of commodity prices could result in impairment charges to this Partnership's crude oil and natural gas properties.

As a result of the decreased sales revenues, this Partnership experienced a significant decrease in cash flows from operations. For the six months ended June 30, 2015, this Partnership had net cash from operations of $250,000, as compared to net cash from operations of $1,739,000 for the comparable period of 2014. Accordingly, cash distributions decreased 79% to $324,000 during the six months ended June 30, 2015 compared to $1,544,000 during the six months ended June 30, 2014.

Index

ROCKIES REGION 2007 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Results of Operations

Summary Operating Results

The following table presents selected information regarding this Partnership’s results of operations:

	Three months ended June 30,			Six months ended June 30,
	2015	2014	Change	2015	2014	Change
Number of gross productive wells (end of period)	75	75	—	75	75	—

Production(1)
Crude oil (Bbl)	6,730	6,980	(4)%	14,561	17,487	(17)%
Natural gas (Mcf)	31,977	30,465	5%	67,491	70,497	(4)%
NGLs (Bbl)	4,083	4,079	*	8,041	9,209	(13)%
Crude oil equivalent (Boe)(2)	16,143	16,137	*	33,851	38,446	(12)%
Average Boe per day	177	177	*	187	212	(12)%

Crude oil, natural gas and NGLs sales
Crude oil	$318,285	$638,013	(50)%	$615,245	$1,560,672	(61)%
Natural gas	62,881	127,057	(51)%	143,703	300,757	(52)%
NGLs	37,545	82,862	(55)%	86,119	186,870	(54)%
Total crude oil, natural gas and NGLs sales	$418,711	$847,932	(51)%	$845,067	$2,048,299	(59)%

Average selling price
Crude oil (per Bbl)	$47.29	$91.41	(48)%	$42.25	$89.25	(53)%
Natural gas (per Mcf)	1.97	4.17	(53)%	2.13	4.27	(50)%
NGLs (per Bbl)	9.20	20.31	(55)%	10.71	20.29	(47)%
Crude oil equivalent (per Boe)	25.94	52.55	(51)%	24.96	53.28	(53)%

Average cost per Boe
Crude oil, natural gas and NGLs production cost(3)	$15.61	$16.12	(3)%	$15.38	$13.01	18%
Depreciation, depletion and amortization	12.00	30.39	(61)%	11.84	30.31	(61)%

Operating costs and expenses
Direct costs - general and administrative	$33,698	$26,367	28%	$55,411	$62,620	(12)%
Depreciation, depletion and amortization	193,736	490,474	(61)%	400,662	1,165,186	(66)%

Cash distributions	$103,023	$731,545	(86)%	$323,832	$1,543,633	(79)%

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

Crude Oil, Natural Gas and NGLs Sales

Crude Oil, Natural Gas and NGLs Pricing. This Partnership's results of operations depend upon many factors, particularly the price of crude oil, natural gas and NGLs and the Managing General Partner's ability to market this Partnership's production effectively. Crude oil, natural gas and NGLs prices are among the most volatile of all commodity prices. The price of crude oil increased during the first half of 2015 from the lows of December 2014, but prices remained far lower than they were in the first half of 2014. Natural gas prices remain at the low levels seen since late 2014 and are at significantly lower levels than the first half of 2014. NGL prices declined significantly during the first half of 2015 and also remain at low levels relative to those experienced in the first half of 2014. These declines in price have had a material impact on this Partnership's financial results and resulted in decreased cash flows from operations for the six months ended June 30, 2015.

Crude oil pricing is predominately driven by the physical market, supply and demand, financial markets and national and international politics. Crude oil is sold under various purchase contracts with monthly pricing provisions based on NYMEX pricing, adjusted for differentials. The Managing General Partner is currently pursuing various alternatives with respect to oil transportation, particularly in the Wattenberg Field, with a view toward improving pricing. Natural gas prices vary by region and locality, depending upon the distance to markets, availability of pipeline capacity and supply and demand relationships in that region or locality. The price this Partnership receives for its natural gas is based on CIG and local utility prices, adjusted for certain deductions. This Partnership's price for NGLs is based on a combination of prices from the Conway hub in Kansas and Mt. Belvieu in Texas where this production is marketed. Due to an oversupply and growing inventories of nearly all domestic NGLs products, this Partnership's realized sales price for NGLs has declined significantly and the Managing General Partner expects this trend to continue.

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

As expected, this Partnership experienced higher than normal gathering system pressures in the Wattenberg Field by its primary third-party midstream provider through the second quarter of 2015. The Lucerne II processing plant commissioned by this Partnership's third-party midstream provider began initial operations in June 2015, resulting in immediate reductions in system line pressures. The Managing General Partner anticipates further line pressure reductions in the second half of 2015. Further, the Managing General Partner expects sustained relief of gathering system pressure through 2016, depending upon the impact of reduced drilling activity in the field going forward. Like most producers, this Partnership relies on third-party midstream service providers to construct compression, gathering and processing facilities to keep pace with production growth in the basin. As a result, the timing and availability of additional facilities going forward is beyond this Partnership's and the Managing General Partner's control. Although additional production may result from decreases in the gathering system pressure, the Managing General Partner does not expect this would have a significant enough effect to dramatically improve this Partnership's cash flows in the absence of considerable improvement of commodity prices.

Of the 75 wells in this partnership, 12 wells did not produce hydrocarbons or produced less than five Boe during all periods presented. Of the 63 remaining wells, 31 wells had a decrease in production totaling approximately 11.4 MBoe, or 34%, during the six months ended June 30, 2015 compared to the same prior year period and 32 wells had an increase in production totaling approximately 7.3 MBoe, or 22%, during the six months ended June 30, 2015 compared to the same prior year period. The Managing General Partner is performing a study to identify wells that have the potential to increase production by incurring minimal expense, wells that would require significant capital expenditure and wells that are uneconomical. The study will not be

Index

ROCKIES REGION 2007 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

completed until system line pressures in the field stabilize. The analysis is currently in-process and is expected to be completed in 2015. The Managing General Partner expects that upon completion of the study, a portion of this Partnership's wells may be plugged and abandoned. As a result, as of June 30, 2015, this Partnership has classified a portion of the asset retirement obligation as a current liability.

Six months ended June 30, 2015 as compared to six months ended June 30, 2014

Crude oil, natural gas and NGLs sales decreased to $845,000 during the six months ended June 30, 2015 compared to $2,048,000 during the six months ended June 30, 2014, primarily due to a 53% decrease in the average sales price per Boe, and to a lesser extent, a 12% decrease in production. The average sales price per Boe was $24.96 for the current year six month period compared to $53.28 for the same period a year ago. For the six months ended June 30, 2015 compared to the same period of 2014, crude oil, natural gas and NGLs production, on an energy equivalency-basis, decreased 12%, mainly due to high line pressure hindering primarily natural gas production in six wells from flowing into a third-party gathering system and due to the normal production declines for this stage in the wells’ production life cycle.

Crude oil sales decreased by $945,000, or 61%, during the six months ended June 30, 2015 when compared to the same prior year period, primarily attributable to a decrease in the average selling price of 53% per Bbl and a production volume decrease of 17%. The average selling price per Bbl was $42.25 for the current year six month period compared to $89.25 for the same prior year period. Natural gas sales decreased by $157,000, or 52%, during the six months ended June 30, 2015 when compared to the same prior year period, primarily due to a decrease in average selling price of 50% per Mcf and a production volume decrease of 4%. The average selling price per Mcf was $2.13 for the current year six month period compared to $4.27 for the same prior year period. NGLs sales decreased by $101,000, or 54%, during the six months ended June 30, 2015 when compared to the same prior year period, primarily due to a decrease in the average selling price of 47% per Bbl and a production volume decrease of 13%. The average selling price per Bbl was $10.71 for the current year six month period compared to $20.29 for the same prior year period. Further deterioration of commodity prices could result in impairment charges to this Partnership's crude oil and natural gas properties.

Three months ended June 30, 2015 as compared to three months ended June 30, 2014

Crude oil, natural gas and NGLs sales decreased to $419,000 during the three months ended June 30, 2015 compared to $848,000 during the three months ended June 30, 2014, primarily due to a 51% decrease in the average sales price per Boe. The average sales price per Boe was $25.94 for the current year three month period compared to $52.55 for the same period a year ago. For the three months ended June 30, 2015 compared to the same period of 2014, crude oil, natural gas and NGLs production, on an energy equivalency-basis, remained consistent as declines due to high line pressure in six wells and due to the normal production declines for this stage in the wells’ production life cycle were offset by production from nine wells which were shut-in during the three months ended June 30, 2014 for pipeline repairs performed by our third-party midstream provider.

Crude oil sales decreased by $320,000, or 50%, during the three months ended June 30, 2015 when compared to the same prior year period, primarily attributable to a decrease in the average selling price of 48% per Bbl. The average selling price per Bbl was $47.29 for the current year three month period compared to $91.41 for the same prior year period. Natural gas sales decreased by $64,000, or 51%, during the three months ended June 30, 2015 when compared to the same prior year period, primarily due to a decrease in average selling price of 53% per Mcf. The average selling price per Mcf was $1.97 for the current year three month period compared to $4.17 for the same prior year period. NGLs sales decreased by $45,000, or 55%, during the three months ended June 30, 2015 when compared to the same prior year period due to a decrease in the average selling price of 55% per Bbl. The average selling price per Bbl was $9.20 for the current year three month period compared to $20.31 for the same prior year period.

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

Six months ended June 30, 2015 as compared to six months ended June 30, 2014

Crude oil, natural gas and NGLs production costs for the six months ended June 30, 2015 increased $20,000 compared to the same period in 2014. The period-over-period increase was primarily attributable to an increase in regulatory compliance expenses, contract labor and well swabbing and wireline work, offset in part by a decrease in production taxes consistent with sales declines from 2014.

Three months ended June 30, 2015 as compared to three months ended June 30, 2014

Crude oil, natural gas and NGLs production costs for the three months ended June 30, 2015 decreased $8,000 compared to the same period in 2014. The period-over-period decrease was primarily attributable to a decrease in environmental and regulatory compliance expenses and production taxes consistent with sales declines from 2014, offset in part by an increase in costs for additional contract labor, well service rig costs, compressor rental costs and well swabbing and wireline work.

Depreciation, Depletion and Amortization

Six months ended June 30, 2015 as compared to six months ended June 30, 2014

Depreciation, depletion and amortization ("DD&A") expense related to crude oil and natural gas properties is directly related to proved reserves and production volumes. DD&A expense decreased $765,000 during the six months ended June 30, 2015 compared to the same period in 2014, mainly attributable to a lower DD&A expense rate in 2015, and to a lesser extent, the 12% decrease in production volumes. The DD&A expense rate per Boe decreased to $11.84 for the first six months of 2015 compared to $30.31 during the same period in 2014, primarily due to the effect of an impairment recorded on proved oil and natural gas properties in December 2014, which lowered the net book value of this Partnership's properties by $15.8 million.

Three months ended June 30, 2015 as compared to three months ended June 30, 2014

DD&A expense decreased $297,000 during the three months ended June 30, 2015 compared to the same period in 2014, mainly attributable to a lower DD&A expense rate in 2015. The DD&A expense rate per Boe decreased to $12.00 for the three months ended June 30, 2015 compared to $30.39 during the same period in 2014, primarily due to the effect of an impairment recorded on proved oil and natural gas properties in December 2014, which lowered the net book value of this Partnership's properties by $15.8 million.

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

Index

ROCKIES REGION 2007 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Working Capital

At June 30, 2015, this Partnership had working capital of $212,000, compared to working capital of $637,000 at December 31, 2014. The decrease of $425,000 between June 30, 2015 and December 31, 2014 was primarily due to the following changes:

•	an increase in current asset retirement obligations of $312,000; and

•	a decrease in cash and cash equivalents of $133,000.

The $133,000 decrease in cash and cash equivalents is primarily attributable to cash utilized to fund operating activities, capital expenditures and cash distributions to the partners.

Additional Development Plan activities, as described in this Partnership's 2014 Form 10-K, have been suspended. This Partnership may recommence Additional Development Plan activities if commodity prices significantly increase and the high line pressure situation improves. If the Additional Development Plan recommences, funding will be provided by the withholding of distributable cash flows from the Managing General Partner and Investor Partners. If there are no such cash flows, the Additional Development Plan activities will not recommence. Future working capital balances are expected to fluctuate by increasing during periods of Additional Development Plan funding and decreasing during periods when payments are made for refracturing or recompletion activities.

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

Net cash flows from operating activities were $250,000 for the six months ended June 30, 2015 compared to $1,739,000 for the comparable period in 2014. The decrease of $1,489,000 in cash from operating activities was primarily due to the following:

•	a decrease in crude oil, natural gas and NGLs sales of $1,203,000;

•	a decrease in changes in operating assets and liabilities of $273,000; and

•	an increase in crude oil, natural gas and NGLs production costs of $20,000.

Investing Activities

Cash flows from investing activities consist of investments in equipment. From time to time, this Partnership invests in equipment which supports treatment, delivery and measurement of crude oil, natural gas and NGLs or environmental protection. During the six months ended June 30, 2015, investment in equipment was $58,000 compared to $106,000 during the six months ended June 30, 2014.

Index

ROCKIES REGION 2007 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Financing Activities

This Partnership initiated monthly cash distributions to investors in May 2008 and has distributed $113.2 million through June 30, 2015. The table below presents cash distributions to this Partnership's investors. Distributions to the Managing General Partner represent amounts distributed to the Managing General Partner for its 37% general partner interest in this Partnership and Investor Partner distributions include amounts distributed to Investor Partners for their 63% ownership share in this Partnership, including amounts distributed to the Managing General Partner for limited partnership units repurchased.

Distributions

Three Months Ended June 30,	Managing General Partner	Investor Partners	Total
2015	$38,119	$64,904	$103,023
2014	270,672	460,873	731,545

Six Months Ended June 30,	Managing General Partner	Investor Partners	Total
2015	$119,818	$204,014	$323,832
2014	571,144	972,489	1,543,633

Six months ended June 30, 2015 as compared to six months ended June 30, 2014

The decrease in cash distributions during the six months ended June 30, 2015 as compared to the same period in 2014 is primarily due to a decrease in cash flows from operations during 2015 resulting from the decrease in the average sales price per Boe and lower production.

Three months ended June 30, 2015 as compared to three months ended June 30, 2014

The decrease in cash distributions during the three months ended June 30, 2015 as compared to the same period in 2014 is primarily due to a decrease in cash flows from operations during 2015 resulting from the decrease in the average sales price per Boe.

Off-Balance Sheet Arrangements

As of June 30, 2015, this Partnership had no off-balance sheet arrangements, as defined under SEC rules, which have or are reasonably likely to have a material current or future effect on this Partnership's financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

(a)    Evaluation of Disclosure Controls and Procedures

As of June 30, 2015, PDC, as Managing General Partner on behalf of this Partnership, carried out an evaluation, under the supervision and with the participation of the Managing General Partner's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of this Partnership's disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e).

Based on the results of this evaluation, the Managing General Partner's Chief Executive Officer and Chief Financial Officer concluded that this Partnership's disclosure controls and procedures were effective as of June 30, 2015.

(b)    Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2015, PDC, the Managing General Partner, made no changes in this Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected or are reasonably likely to materially affect this Partnership's internal control over financial reporting.

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

The following table presents information about the Managing General Partner's limited partner unit repurchases during the three months ended June 30, 2015:

Period	Total Number of Units Repurchased	Average Price Paid Per Unit
April 1-30, 2015	—	$—
May 1-31, 2015	9.83	743
June 1-30, 2015	4.00	745
Total	13.83	$743

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
August 14, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Barton R. Brookman	President and Chief Executive Officer	August 14, 2015
Barton R. Brookman	PDC Energy, Inc. Managing General Partner of the Registrant
(principal executive officer)

/s/ Gysle R. Shellum	Chief Financial Officer	August 14, 2015
Gysle R. Shellum	PDC Energy, Inc. Managing General Partner of the Registrant
(principal financial officer)

/s/ R. Scott Meyers	Chief Accounting Officer	August 14, 2015
R. Scott Meyers	PDC Energy, Inc. Managing General Partner of the Registrant
(principal accounting officer)