Form 10-Q
period 2016-03-31
ROCKIES REGION 2007 LP
filed 2016-05-13
CIK 1407805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the quarterly period ended March 31, 2016
or

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

As of March 31, 2016, this Partnership had 4,470 units of limited partnership interest and no units of additional general partnership interest outstanding.

Rockies Region 2007 Limited Partnership

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding this Partnership's business, financial condition and results of operations. PDC Energy, Inc. (“PDC”) is the Managing General Partner of this Partnership. All statements other than statements of historical facts included in and incorporated by reference into this report are “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Words such as expects, anticipates, intends, plans, believes, seeks, estimates and similar expressions or variations of such words are intended to identify forward-looking statements herein. These statements may relate to, among other things: future production (including the components of such production), sales, expenses, cash flows, and liquidity; estimated crude oil, natural gas and natural gas liquids ("NGLs") reserves; anticipated capital expenditures and projects; availability of additional midstream facilities and services, timing of that availability and related benefits to this Partnership; the impact of high line pressures; and the Managing General Partner's future strategies, plans and objectives.

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

Further, this Partnership urges the reader to carefully review and consider the cautionary statements and disclosures made in this Quarterly Report on Form 10-Q, this Partnership's Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”) filed with the U.S. Securities and Exchange Commission (“SEC”) on March 25, 2016 and this Partnership's other filings with the SEC for further information on risks and uncertainties that could affect this Partnership's business, financial condition, results of operations and cash flows. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this report. This Partnership undertakes no obligation to update any forward-looking statements in order to reflect any event or circumstance occurring after the date of this report or currently unknown facts or conditions or the occurrence of unanticipated events. All forward looking statements are qualified in their entirety by this cautionary statement.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Rockies Region 2007 Limited Partnership
Condensed Balance Sheets
(unaudited)

	March 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$468,285	$495,945
Accounts receivable	126,036	122,055
Crude oil inventory	66,501	41,058
Total current assets	660,822	659,058
Crude oil and natural gas properties, successful efforts method, at cost	3,842,707	3,819,467
Less: Accumulated depreciation, depletion and amortization	(2,004,581)	(1,889,887)
Crude oil and natural gas properties, net	1,838,126	1,929,580
Total Assets	$2,498,948	$2,588,638

Liabilities and Partners' Equity
Current liabilities:
Accounts payable and accrued expenses	$8,653	$11,117
Due to Managing General Partner-other, net	203,435	236,289
Current portion of asset retirement obligations	230,000	230,000
Total current liabilities	442,088	477,406
Asset retirement obligations	2,130,491	2,083,683
Total Liabilities	2,572,579	2,561,089

Commitments and contingent liabilities

Partners' equity:
Managing General Partner	(5,221,192)	(5,183,755)
Limited Partners - 4,470 units issued and outstanding	5,147,561	5,211,304
Total Partners' Equity	(73,631)	27,549
Total Liabilities and Partners' Equity	$2,498,948	$2,588,638

See accompanying notes to unaudited condensed financial statements.

Rockies Region 2007 Limited Partnership
Condensed Statements of Operations
(unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues:
Crude oil, natural gas and NGLs sales	$363,931	$426,356

Operating costs and expenses:
Crude oil, natural gas and NGLs production costs	267,693	268,665
Direct costs - general and administrative	35,916	21,713
Depreciation, depletion and amortization	114,694	206,926
Accretion of asset retirement obligations	46,808	34,467
Total operating costs and expenses	465,111	531,771

Net loss	$(101,180)	$(105,415)

Net loss allocated to partners	$(101,180)	$(105,415)
Less: Managing General Partner interest in net loss	(37,437)	(39,004)
Net loss allocated to Investor Partners	$(63,743)	$(66,411)

Net loss per Investor Partner unit	$(14)	$(15)

Investor Partner units outstanding	4,470	4,470

See accompanying notes to unaudited condensed financial statements.

Rockies Region 2007 Limited Partnership
Condensed Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(101,180)	$(105,415)
Adjustments to net loss to reconcile to net cash from operating activities:
Depreciation, depletion and amortization	114,694	206,926
Accretion of asset retirement obligations	46,808	34,467
Changes in assets and liabilities:
Accounts receivable	(3,981)	21,273
Crude oil inventory	(25,443)	(9,357)
Accounts payable and accrued expenses	(2,464)	252
Due to Managing General Partner-other, net	(32,854)	(16,691)
Net cash from operating activities	(4,420)	131,455

Cash flows from investing activities:
Capital expenditures for crude oil and natural gas properties	(23,240)	(43,146)
Net cash from investing activities	(23,240)	(43,146)

Cash flows from financing activities:
Distributions to Partners	—	(220,809)
Net cash from financing activities	—	(220,809)

Net change in cash and cash equivalents	(27,660)	(132,500)
Cash and cash equivalents, beginning of period	495,945	628,520
Cash and cash equivalents, end of period	$468,285	$496,020

See accompanying notes to unaudited condensed financial statements.

ROCKIES REGION 2007 LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
March 31, 2016
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

As of March 31, 2016, there were 1,759 Investor Partners in this Partnership. PDC is the designated Managing General Partner of this Partnership and owns a 37% Managing General Partner ownership in this Partnership. According to the terms of the Agreement, revenues, costs and cash distributions of this Partnership are allocated 63% to the Investor Partners, which are shared pro rata based upon the number of units in this Partnership, and 37% to the Managing General Partner. The Managing General Partner may repurchase Investor Partner units under certain circumstances provided by the Agreement, upon request of an individual Investor Partner. Through March 31, 2016, the Managing General Partner had repurchased 139 units of Partnership interest from the Investor Partners at an average price of $2,470 per unit. As of March 31, 2016, the Managing General Partner owned 39.0% of this Partnership, including the repurchased interest.

In the Managing General Partner's opinion, the accompanying condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of this Partnership's results for interim periods in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Accordingly, pursuant to such rules and regulations, certain notes and other financial information included in the audited financial statements have been condensed or omitted. The December 31, 2015 condensed balance sheet data was derived from audited statements, but does not include disclosures required by U.S. GAAP. The information presented in this Quarterly Report on Form 10-Q should be read in conjunction with this Partnership's audited financial statements and notes thereto included in this Partnership's 2015 Form 10-K. This Partnership's accounting policies are described in the Notes to Financial Statements in this Partnership's 2015 Form 10-K and updated, as necessary, in this Quarterly Report on Form 10-Q. The results of operations and cash flows for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the full year or any future period.

Note 2 - Summary of Significant Accounting Policies

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board ("FASB") and the International Accounting Standards Board issued their converged standard on revenue recognition that provides a single, comprehensive model that entities will apply to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The standard outlines a five-step approach to apply the underlying principle: (1) identify the contract with the customer, (2) identify the separate performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to separate performance obligations and (5) recognize revenue when (or as) each performance obligation is satisfied. In March 2016, the FASB issued an update to the standard intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations when recognizing revenue. The revenue standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The revenue standard can be adopted under the full retrospective method or simplified transition method. Entities are permitted to adopt the revenue standard early, beginning with annual reporting periods after December 15, 2016. The Managing General Partner of this Partnership is currently evaluating the impact these changes may have on this Partnership's financial statements.

ROCKIES REGION 2007 LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
March 31, 2016
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

The following table presents transactions with the Managing General Partner reflected in the condensed balance sheets line item “Due to Managing General Partner-other, net,” which remain undistributed or unsettled with this Partnership's investors as of the dates indicated:

	March 31, 2016	December 31, 2015
Crude oil, natural gas and NGLs sales revenues collected from this Partnership's third-party customers	$86,527	$123,519
Other (1)	(289,962)	(359,808)
Due to Managing General Partner-other, net	$(203,435)	$(236,289)

(1)
All other unsettled transactions between this Partnership and the Managing General Partner. The majority of these are capital expenditures, operating costs and general and administrative costs that have not been deducted from distributions.

The following table presents Partnership transactions with the Managing General Partner for the three months ended March 31, 2016 and 2015. “Well operations and maintenance” is included in the “Crude oil, natural gas and NGLs production costs” line item on the condensed statements of operations.

	Three Months Ended March 31,
	2016	2015
Well operations and maintenance	$262,753	$255,731
Direct costs - general and administrative	35,916	21,713
Cash distributions (1)	—	84,220

(1)
During the three months ended March 31, 2016, this Partnership made no quarterly cash distributions to the Managing General Partner or Investor Partners as declining commodity prices resulted in quarterly cash flow deficits from this Partnership's operations. Cash distributions during the three months ended March 31, 2015 include $2,521 related to cash distributions for Investor Partner units repurchased by PDC.

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

As of March 31, 2016 and December 31, 2015, this Partnership had accrued environmental remediation liabilities of $700 and $1,600, respectively, which is included in accounts payable and accrued expenses on the condensed balance sheet.

The Managing General Partner is not currently aware of any environmental claims existing as of March 31, 2016 which have not been provided for or would otherwise have a material impact on this Partnership's condensed financial statements; however, there can be no assurance that current regulatory requirements will not change or that unknown past non-compliance with environmental laws or other potential sources of liability will not be discovered on this Partnership's properties.

In August 2015, the Managing General Partner received a Clean Air Act Section 114 Information Request (the "Information Request") from the United States Environmental Protection Agency ("EPA"). The Information Request seeks, among other things, information related to the design, operation, and maintenance of certain production facilities in the DJ Basin of Colorado. The Information Request focuses on historical operation and design information for 46 production facilities, of which one relates to this Partnership, and asks that the Managing General Partner conduct certain sampling and analyses at the identified 46 facilities. The Managing General Partner responded to the Information Request in January 2016 and has received no response as of the date of this report. The Managing General Partner cannot predict the outcome of this matter at this time.

In addition, in December 2015, the Managing General Partner received a Compliance Advisory pursuant to C.R.S. § 25-7-115(2) from the Colorado Department of Public Health and Environment's Air Quality Control Commission's Air Pollution Control Division alleging that the Managing General Partner had failed to design, operate, and maintain certain condensate collection, storage, processing and handling operations to minimize leakage to the maximum extent possible of volatile organic compounds at 65 facilities consistent with applicable standards under Colorado law. Certain of this Partnership's wells were included in this list of 65 facilities. The Managing General Partner is in the process of responding to the advisory, which has overlap with the Information Request, but cannot predict the outcome of this matter at this time.

ROCKIES REGION 2007 LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
March 31, 2016
(unaudited)

Note 6 - Asset Retirement Obligations

The following table presents the changes in the carrying amount of the asset retirement obligations associated with this Partnership's working interest in crude oil and natural gas properties:

Amount

Balance at December 31, 2015	$2,313,683
Accretion expense	46,808
Balance at March 31, 2016	2,360,491
Less current portion	(230,000)
Long-term portion	$2,130,491

The current portion of the asset retirement obligations relates to wells that are producing minimal or no hydrocarbons and are expected to be plugged and abandoned within the next 12 months.

This Partnership's estimated asset retirement obligation liability is based on historical experience in plugging and abandoning wells, estimated economic lives, estimated plugging and abandonment cost and federal and state regulatory requirements. The liability is discounted using the credit-adjusted risk-free rate estimated at the time the liability is incurred or revised. During the three months ended March 31, 2016, the credit-adjusted risk-free rates used to discount this Partnership's plugging and abandonment liabilities ranged from 7.6% to 8.0%. In periods subsequent to initial measurement of the liability, this Partnership must recognize period-to-period changes in the liability resulting from the passage of time, revisions to either the amount of the original estimate of undiscounted cash flows or changes in inflation factors and changes to this Partnership's credit-adjusted risk-free rate as market conditions warrant.

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

Partnership Operating Results Overview

Crude oil, natural gas and NGLs sales decreased 15%, or $62,000, for the three months ended March 31, 2016 compared to the same period of 2015, attributable to a decrease in the average sales price per barrel of crude oil equivalent ("Boe") of 25%, offset in part by an increase in sales volume of 14%, period-over-period. The average sales price per Boe was $18.04 for the three months ended March 31, 2016 compared to $24.08 for the same period a year ago.

As a result of the decreased sales revenues, this Partnership experienced a significant decrease in cash flows from operations. For the three months ended March 31, 2016, this Partnership had a net cash deficit from operations of $4,000, as compared to net cash from operations of $131,000 for the comparable period of 2015. As a result, this Partnership made no quarterly cash distributions to the Managing General Partner or Investor Partners during the three months ended March 31, 2016.

Index

ROCKIES REGION 2007 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Results of Operations

Summary Operating Results

The following table presents selected information regarding this Partnership’s results of operations:

	Three months ended March 31,
	2016	2015	Change
Number of gross productive wells (end of period)	75	75	—

Production(1)
Crude oil (Bbl)	9,504	7,831	21%
Natural gas (Mcf)	37,493	35,514	6%
NGLs (Bbl)	4,420	3,958	12%
Crude oil equivalent (Boe)(2)	20,173	17,708	14%
Average Boe per day	222	197	14%

Crude oil, natural gas and NGLs sales
Crude oil	$279,138	$296,960	(6)%
Natural gas	53,834	80,822	(33)%
NGLs	30,959	48,574	(36)%
Total crude oil, natural gas and NGLs sales	$363,931	$426,356	(15)%

Average selling price
Crude oil (per Bbl)	$29.37	$37.92	(23)%
Natural gas (per Mcf)	1.44	2.28	(37)%
NGLs (per Bbl)	7.00	12.27	(43)%
Crude oil equivalent (per Boe)	18.04	24.08	(25)%

Average cost per Boe
Crude oil, natural gas and NGLs production cost(3)	$13.27	$15.17	(13)%
Depreciation, depletion and amortization	5.69	11.69	(51)%

Operating costs and expenses
Direct costs - general and administrative	$35,916	$21,713	65%
Depreciation, depletion and amortization	114,694	206,926	(45)%

Cash distributions	$—	$220,809	(100)%

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

Crude Oil, Natural Gas and NGLs Sales

Changes in Crude Oil, Natural Gas and NGLs Sales Volumes. For the three months ended March 31, 2016 compared to the three months ended March 31, 2015, crude oil, natural gas and NGLs production, on an energy equivalency-basis, increased 14%, primarily attributable to a reduction in system line pressures and, to a lesser extent, resumed production from certain wells that were shut-in in the 2015 period for well-bore integrity testing, per state regulations.

This Partnership continued to experience lower line pressures in the first quarter of 2016 after our primary service provider, DCP Midstream, completed both its Lucerne 2 plant in June 2015 and its Grand Parkway gas gathering project in December 2015. Line pressures on the midstream system decreased from approximately 170 psi at June 30, 2015 to approximately 115 psi at March 31, 2016. As a result of the reduction in line pressures during the three months ended March 31, 2016, production from this Partnership's vertical wells increased by 14% compared to the three months ended March 31, 2015. Further, the Managing General Partner expects sustained relief of gathering system pressure on this Partnership's primary gatherer's system through 2016, based upon current and projected drilling activity in the field. If there is sustained relief of the gathering system pressure as anticipated, several currently shut-in wells may come on-line, resulting in improved production. Over time, however, this potential improvement will be offset by natural production declines. This Partnership relies on its third-party midstream service provider to construct compression, gathering and processing facilities to keep pace with production growth. As a result, the timing and availability of additional facilities going forward is substantially beyond the Managing General Partner's control. Falling commodity prices have resulted in reduced investment in midstream facilities by some third parties, increasing the risk that sufficient midstream infrastructure will not be available in future periods.

Changes in Crude Oil Sales. Crude oil sales decreased by $18,000, or 6%, during the three months ended March 31, 2016 when compared to the same prior year period, primarily attributable to a decrease in the average selling price of 23% per Bbl, offset in part by a production volume increase of 21%. The average selling price per Bbl was $29.37 for the current year three month period compared to $37.92 for the same prior year period.

Changes in Natural Gas Sales. Natural gas sales decreased by $27,000, or 33%, during the three months ended March 31, 2016 when compared to the same prior year period, primarily due to a decrease in average selling price of 37% per Mcf. The average selling price per Mcf was $1.44 for the current year three month period compared to $2.28 for the same prior year period.

Changes in NGLs Sales. NGLs sales decreased by $18,000, or 36%, during the three months ended March 31, 2016 when compared to the same prior year period, primarily due to a decrease in the average selling price of 43% per Bbl, offset in part by a production volume increase of 12%. The average selling price per Bbl was $7.00 for the current year three month period compared to $12.27 for the same prior year period.

Crude Oil, Natural Gas and NGLs Pricing. This Partnership's results of operations depend upon many factors, particularly the price of crude oil, natural gas and NGLs, and the Managing General Partner's ability to market this Partnership's production effectively. Crude oil, natural gas and NGLs prices are among the most volatile of all commodity prices. The price of crude oil decreased during the first quarter of 2016 compared to the first quarter of 2015 amid continuing concerns regarding high U.S. inventories and worldwide production levels that exceed current global demand for crude oil. Natural gas prices also decreased during the first quarter of 2016 when compared to the same prior year period. Due to an oversupply of nearly all domestic NGLs products, this Partnership's realized sales price for NGLs have remained at the low levels seen during the fourth quarter of 2015. The Managing General Partner expects pricing to remain at depressed levels throughout the remainder of 2016 and perhaps beyond.

Index

ROCKIES REGION 2007 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

This Partnership's crude oil, natural gas and NGLs sales are recorded under either the “net-back” or "gross" method of accounting, depending upon the related purchase agreement. This Partnership uses the "net-back" method of accounting for natural gas and NGLs sales, as well as a portion of this Partnership's crude oil production as the majority of the purchasers of these commodities also provide transportation, gathering and processing services. This Partnership sells commodities at the wellhead and collects a price and recognizes revenues based on the wellhead sales price as transportation and processing costs downstream of the wellhead are incurred by the purchaser and reflected in the wellhead price. The net-back method results in the recognition of a sales price that is below the indices for which the production is based. This Partnership uses the "gross" method of accounting for crude oil delivered through the White Cliffs pipeline as the purchasers do not provide transportation, gathering or processing services. Under this method, this Partnership recognizes revenues based on the gross selling price and recognizes transportation, gathering and processing expenses as a component of production costs.

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

Crude oil, natural gas and NGLs production costs for the three months ended March 31, 2016 decreased $1,000 compared to the same period in 2015. The period-over-period decrease was primarily attributable to a decrease in production taxes consistent with sales declines from 2015 and a decrease in well swabbing costs and wireline work, offset in part by an increase in contract labor costs, compressor rental costs, oil transportation cost on the White Cliffs pipeline and workover expense.

Direct costs - general and administrative

Direct costs - general and administrative for the three months ended March 31, 2016 increased approximately $14,000 compared to the same period in 2015, primarily attributable to higher professional fees for audit services.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization ("DD&A") expense related to crude oil and natural gas properties is directly related to proved reserves and production volumes. DD&A expense decreased $92,000 during the three months ended March 31, 2016 compared to the same period in 2015, mainly attributable to a lower DD&A expense rate in 2016, offset in part by the 14% increase in production volumes. The DD&A expense rate per Boe decreased to $5.69 for the first three months of 2016 compared to $11.69 during the same period in 2015, due to the effect of impairments recorded in 2015 to write-down certain capitalized well costs on this Partnership's proved crude oil and natural gas properties, offset in part by the decline in proved developed reserves at December 31, 2015 as compared to December 31, 2014, as a result of the significant decrease in SEC commodity prices utilized in the December 31, 2015 reserve report and the removal of vertical re-fracs and re-completions from the proved developed reserves, due to the current depressed commodity price environment.

Asset Retirement Obligations and Accretion Expense

Of the 75 wells in this partnership, 41 wells had an increase in production totaling approximately 5.8 MBoe, or 33%, during the three months ended March 31, 2016 compared to the same prior year period and 30 wells had a decrease in production totaling approximately 3.4 MBoe, or 19%, during the three months ended March 31, 2016 compared to the same prior year period. The remaining four wells did not produce or produced minimal amounts of hydrocarbons during both periods. The Managing General Partner is reviewing the Partnership's wells that have the potential to increase production during this lower line pressure environment by incurring minimal expense. The Managing General Partner expects that a portion of this Partnership's wells may

Index

ROCKIES REGION 2007 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

be uneconomical to operate and may be plugged and abandoned. As a result, as of March 31, 2016, this Partnership has classified a portion of the asset retirement obligation as a current liability.

Accretion of asset retirement obligations ("ARO") expense for the three months ended March 31, 2016 increased $12,000 compared to the same period in 2015, primarily attributable to an increase in asset retirement obligations recorded in December 2015 to reflect increased estimated costs for materials and services related to the plugging and abandonment of certain vertical wells, as well as a decrease in the estimated useful life of these wells.

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

This Partnership's future operations are expected to be conducted with available funds and revenues generated from crude oil, natural gas and NGLs production activities. Crude oil, natural gas and NGLs production from existing properties are generally expected to continue a gradual decline in the rate of production over the remaining life of the wells. Therefore, this Partnership anticipates a lower annual level of crude oil, natural gas and NGLs production and, therefore, lower revenues, unless commodity prices increase. Under these circumstances, decreased production would have a material adverse impact on this Partnership's operations and may result in a continued lack of cash distributions to the Managing General Partner and Investor Partners through the remainder of 2016 and beyond.

Working Capital

At March 31, 2016, this Partnership had a working capital of $219,000, compared to working capital of $182,000 at December 31, 2015. The increase of $37,000 between March 31, 2016 and December 31, 2015 was primarily due to the following changes:

•	a decrease in amounts due to managing general partner-other, net of $33,000;

•	an increase in crude oil inventory of $25,000;

•	a decrease in accounts receivable of $4,000; and

•	a decrease in accounts payable and accrued expenses of $2,000.

Offset in part by:

•	a decrease in cash and cash equivalents of $28,000.

The $28,000 decrease in cash and cash equivalents is primarily attributable to cash utilized to fund operating activities and capital expenditures.

Although the D&O Agreement permits this Partnership to borrow funds on its behalf for Partnership activities, the Managing General Partner does not anticipate electing to fund any portion of this Partnership's activities, if any, through borrowings. Partnership borrowings, should any occur, will be non-recourse to the Investor Partners. Accordingly, this Partnership, rather than the Investor Partners, will be responsible for repaying any amounts borrowed.

Index

ROCKIES REGION 2007 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Cash Flows

Operating Activities

This Partnership's cash flows from operating activities in the three months ended March 31, 2016 were primarily impacted by commodity prices, production volumes, operating costs and direct costs-general and administrative expenses. The key components for the changes in this Partnership's cash flows from operating activities are described in more detail in Results of Operations above.

Net cash flows utilized for operating activities were $4,000 for the three months ended March 31, 2016 compared to net cash flows from operating activities of $131,000 for the comparable period in 2015. The decrease of $135,000 in cash from operating activities was primarily due to the following:

•	a decrease in crude oil, natural gas and NGLs sales of $62,000;

•	a decrease in changes in operating assets and liabilities of $60,000; and

•	an increase in direct costs - general and administrative of $14,000.

Investing Activities

Cash flows from investing activities consist of investments in equipment. From time to time, this Partnership invests in equipment which supports treatment, delivery and measurement of crude oil, natural gas and NGLs or environmental protection. During the three months ended March 31, 2016, investment in equipment was $23,000 compared to $43,000 during the three months ended March 31, 2015.

Financing Activities

This Partnership initiated monthly cash distributions to investors in May 2008 and has distributed $113.4 million through March 31, 2016. The table below presents cash distributions to this Partnership's investors. Distributions to the Managing General Partner represent amounts distributed to the Managing General Partner for its 37% general partner interest in this Partnership and Investor Partner distributions include amounts distributed to Investor Partners for their 63% ownership share in this Partnership, including amounts distributed to the Managing General Partner for limited partnership units repurchased.

Distributions

Three Months Ended March 31,	Managing General Partner	Investor Partners	Total
2016	$—	$—	$—
2015	81,699	139,110	220,809

During the three months ended March 31, 2016, this Partnership made no quarterly cash distributions to the Managing General Partner or Investor Partners as declining commodity prices resulted in cash flow deficits from operations during the quarter.

Off-Balance Sheet Arrangements

As of March 31, 2016, this Partnership had no off-balance sheet arrangements, as defined under SEC rules, which have or are reasonably likely to have a material current or future effect on this Partnership's financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

There have been no significant changes to this Partnership's critical accounting policies and estimates or in the underlying accounting assumptions and estimates used in these critical accounting policies from those disclosed in the financial statements and accompanying notes contained in this Partnership's 2015 Form 10-K.

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

(a)    Evaluation of Disclosure Controls and Procedures

As of March 31, 2016, PDC, as Managing General Partner on behalf of this Partnership, carried out an evaluation, under the supervision and with the participation of the Managing General Partner's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of this Partnership's disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e).

Based on the results of this evaluation, the Managing General Partner's Chief Executive Officer and Chief Financial Officer concluded that this Partnership's disclosure controls and procedures were effective as of March 31, 2016.

(b)    Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2016, PDC, the Managing General Partner, made no changes in this Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected or are reasonably likely to materially affect this Partnership's internal control over financial reporting.

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

The following table presents information about the Managing General Partner's limited partner unit repurchases during the three months ended March 31, 2016:

Period	Total Number of Units Repurchased	Average Price Paid Per Unit
January 1-31, 2016	—	$—
February 1-29, 2016	5.45	271
March 1-31, 2016	4.50	312
Total	9.95	$289

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
May 13, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Barton R. Brookman	President and Chief Executive Officer	May 13, 2016
Barton R. Brookman	PDC Energy, Inc. Managing General Partner of the Registrant
(principal executive officer)

/s/ Gysle R. Shellum	Chief Financial Officer	May 13, 2016
Gysle R. Shellum	PDC Energy, Inc. Managing General Partner of the Registrant
(principal financial officer)

/s/ R. Scott Meyers	Chief Accounting Officer	May 13, 2016
R. Scott Meyers	PDC Energy, Inc. Managing General Partner of the Registrant
(principal accounting officer)