Form 10-Q
period 2016-06-30
ROCKIES REGION 2007 LP
filed 2016-08-12
CIK 1407805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the quarterly period ended June 30, 2016
or

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

As of June 30, 2016, this Partnership had 4,470 units of limited partnership interest and no units of additional general partnership interest outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Rockies Region 2007 Limited Partnership
Condensed Balance Sheets
(unaudited)

	June 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$532,032	$495,945
Accounts receivable	108,531	122,055
Crude oil inventory	18,047	41,058
Total current assets	658,610	659,058
Crude oil and natural gas properties, successful efforts method, at cost	3,859,148	3,819,467
Less: Accumulated depreciation, depletion and amortization	(2,102,599)	(1,889,887)
Crude oil and natural gas properties, net	1,756,549	1,929,580
Total Assets	$2,415,159	$2,588,638

Liabilities and Partners' Equity
Current liabilities:
Accounts payable and accrued expenses	$78,453	$11,117
Due to Managing General Partner-other, net	272,991	236,289
Current portion of asset retirement obligations	240,000	230,000
Total current liabilities	591,444	477,406
Asset retirement obligations	2,168,262	2,083,683
Total Liabilities	2,759,706	2,561,089

Commitments and contingent liabilities

Partners' equity:
Managing General Partner	(5,321,430)	(5,183,755)
Limited Partners - 4,470 units issued and outstanding	4,976,883	5,211,304
Total Partners' Equity	(344,547)	27,549
Total Liabilities and Partners' Equity	$2,415,159	$2,588,638

See accompanying notes to unaudited condensed financial statements.

Rockies Region 2007 Limited Partnership
Condensed Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Crude oil, natural gas and NGLs sales	$316,229	$418,711	$680,160	$845,067

Operating costs and expenses:
Crude oil, natural gas and NGLs production costs	299,458	251,953	567,151	520,618
Direct costs - general and administrative	21,500	33,698	57,416	55,411
Depreciation, depletion and amortization	98,018	193,736	212,712	400,662
Accretion of asset retirement obligations	47,771	35,177	94,579	69,644
Total operating costs and expenses	466,747	514,564	931,858	1,046,335

Net loss	$(150,518)	$(95,853)	$(251,698)	$(201,268)

Net loss allocated to partners	$(150,518)	$(95,853)	$(251,698)	$(201,268)
Less: Managing General Partner interest in net loss	(55,692)	(35,466)	(93,128)	(74,469)
Net loss allocated to Investor Partners	$(94,826)	$(60,387)	$(158,570)	$(126,799)

Net loss per Investor Partner unit	$(21)	$(14)	$(35)	$(28)

Investor Partner units outstanding	4,470	4,470	4,470	4,470

See accompanying notes to unaudited condensed financial statements.

Rockies Region 2007 Limited Partnership
Condensed Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(251,698)	$(201,268)
Adjustments to net loss to reconcile to net cash from operating activities:
Depreciation, depletion and amortization	212,712	400,662
Accretion of asset retirement obligations	94,579	69,644
Changes in assets and liabilities:
Accounts receivable	13,524	639
Crude oil inventory	23,011	(5,566)
Accounts payable and accrued expenses	67,336	(5,173)
Due to Managing General Partner-other, net	36,702	(9,413)
Net cash from operating activities	196,166	249,525

Cash flows from investing activities:
Capital expenditures for crude oil and natural gas properties	(39,681)	(58,193)
Net cash from investing activities	(39,681)	(58,193)

Cash flows from financing activities:
Distributions to Partners	(120,398)	(323,832)
Net cash from financing activities	(120,398)	(323,832)

Net change in cash and cash equivalents	36,087	(132,500)
Cash and cash equivalents, beginning of period	495,945	628,520
Cash and cash equivalents, end of period	$532,032	$496,020

See accompanying notes to unaudited condensed financial statements.

ROCKIES REGION 2007 LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2016
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

As of June 30, 2016, there were 1,760 limited partners ("Investor Partners") in this Partnership. PDC is the designated Managing General Partner of this Partnership and owns a 37% Managing General Partner ownership in this Partnership. According to the terms of the Agreement, revenues, costs and cash distributions of this Partnership are allocated 63% to the Investor Partners, which are shared pro rata based upon the number of units in this Partnership, and 37% to the Managing General Partner. The Managing General Partner may repurchase Investor Partner units under certain circumstances provided by the Agreement, upon request of an individual Investor Partner. Through June 30, 2016, the Managing General Partner had repurchased 141 units of Partnership interest from the Investor Partners at an average price of $2,447 per unit. As of June 30, 2016, the Managing General Partner owned 39.0% of this Partnership, including the repurchased interest.

In the Managing General Partner's opinion, the accompanying condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of this Partnership's results for interim periods in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Accordingly, pursuant to such rules and regulations, certain notes and other financial information included in the audited financial statements have been condensed or omitted. The December 31, 2015 condensed balance sheet data was derived from financial statements audited by PricewaterhouseCoopers LLP, independent registered public accounting firm, as indicated in their report filed with the SEC on March 25, 2016, but does not include disclosures required by U.S. GAAP. The information presented in this Quarterly Report on Form 10-Q should be read in conjunction with this Partnership's audited financial statements and notes thereto included in this Partnership's 2015 Form 10-K. This Partnership's accounting policies are described in the Notes to Financial Statements in this Partnership's 2015 Form 10-K and updated, as necessary, in this Quarterly Report on Form 10-Q. The results of operations and cash flows for the six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the full year or any future period.

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

ROCKIES REGION 2007 LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2016
(unaudited)

In August 2014, the FASB issued a new standard related to the disclosure of uncertainties about an entity's ability to continue as a going concern. The new standard will explicitly require management to assess an entity's ability to continue as a going concern every reporting period and to provide related footnote disclosures in certain circumstances. The new standard will be effective for all entities in the first annual period ending after December 15, 2016, with early adoption permitted. This Partnership expects to adopt this standard in the fourth quarter of 2016. Adoption of this standard is not expected to have a significant impact on this Partnership's financial statements.

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

The following table presents transactions with the Managing General Partner reflected in the condensed balance sheets line item “Due to Managing General Partner-other, net,” which remain undistributed or unsettled with this Partnership's investors as of the dates indicated:

	June 30, 2016	December 31, 2015
Crude oil, natural gas and NGLs sales revenues collected from this Partnership's third-party customers	$130,107	$123,519
Other (1)	(403,098)	(359,808)
Due to Managing General Partner-other, net	$(272,991)	$(236,289)

(1)
All other unsettled transactions between this Partnership and the Managing General Partner. The majority of these are capital expenditures, operating costs and general and administrative costs that have not been deducted from distributions.

The following table presents Partnership transactions with the Managing General Partner for the three and six months ended June 30, 2016 and 2015. “Well operations and maintenance” is included in the “Crude oil, natural gas and NGLs production costs” line item on the condensed statements of operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Well operations and maintenance	$279,107	$253,327	$541,860	$509,058
Direct costs - general and administrative	21,500	33,698	57,416	55,411
Cash distributions (1)	46,932	39,496	46,932	123,716

(1)
Cash distributions include $2,385 for each of the three and six months ended June 30, 2016, respectively, and $1,377 and $3,898 during the three and six months ended June 30, 2015, respectively, related to cash distributions for Investor Partner units repurchased by PDC.

During the second quarter of 2016, an overriding royalty owner notified the Managing General Partner that the owner believed certain charges and costs had been improperly deducted before applying the owner’s overriding royalty percentage in certain of this Partnership’s wells in which this owner has an interest. During settlement discussions, the Managing General Partner and the owner agreed on a settlement amount. In June 2016, this Partnership recorded a charge to crude oil, natural gas and NGLs sales and an accrual of approximately $63,000 for this settlement, which was included in accounts payable and accrued expenses on the condensed balance sheet. The settlement is expected to be paid to the overriding royalty owner and deducted from this Partnership's cash distributions in the third quarter of 2016.

ROCKIES REGION 2007 LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2016
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

As of June 30, 2016 and December 31, 2015, this Partnership had accrued environmental remediation liabilities of $3,900 and $1,600, respectively, which is included in accounts payable and accrued expenses on the condensed balance sheet.

The Managing General Partner is not currently aware of any environmental claims existing as of June 30, 2016 which have not been provided for or would otherwise have a material impact on this Partnership's condensed financial statements; however, there can be no assurance that current regulatory requirements will not change or that unknown past non-compliance with environmental laws or other potential sources of liability will not be discovered on this Partnership's properties.

In August 2015, the Managing General Partner received a Clean Air Act Section 114 Information Request (the "Information Request") from the United States Environmental Protection Agency ("EPA"). The Information Request seeks, among other things, information related to the design, operation, and maintenance of certain production facilities in the Denver-Julesburg Basin of Colorado. The Information Request focuses on historical operation and design information for 46 production facilities, of which one relates to this Partnership, and asks that the Managing General Partner conduct certain sampling and analyses at the identified 46 facilities. The Managing General Partner responded to the Information Request in January 2016. The Managing General Partner continues to meet with the EPA and provide additional information, but cannot predict the outcome of this matter at this time.

In addition, in December 2015, the Managing General Partner received a Compliance Advisory pursuant to C.R.S. § 25-7-115(2) from the Colorado Department of Public Health and Environment's Air Quality Control Commission's Air Pollution Control Division alleging that the Managing General Partner had failed to design, operate, and maintain certain condensate collection, storage, processing and handling operations to minimize leakage of volatile organic compounds to the maximum extent possible at 65 facilities consistent with applicable standards under Colorado law. Certain of this Partnership's wells were included in this list of 65 facilities. The Managing General Partner is in the process of responding to the advisory, and working with the agency on specific response processes, but cannot predict the outcome of this matter at this time.

ROCKIES REGION 2007 LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2016
(unaudited)

Note 6 - Asset Retirement Obligations

The following table presents the changes in the carrying amount of the asset retirement obligations associated with this Partnership's working interest in crude oil and natural gas properties:

Amount

Balance at December 31, 2015	$2,313,683
Accretion expense	94,579
Balance at June 30, 2016	2,408,262
Less current portion	(240,000)
Long-term portion	$2,168,262

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

Index

ROCKIES REGION 2007 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Partnership Overview

Rockies Region 2007 Limited Partnership engages in the development, production and sale of crude oil, natural gas and NGLs. This Partnership began crude oil and natural gas operations in August 2007 and currently operates 75 gross (73.9 net) wells located in the Wattenberg Field of Colorado. The Managing General Partner markets this Partnership's crude oil, natural gas and NGLs production to midstream marketers. Crude oil, natural gas and NGLs are sold primarily under market-sensitive contracts in which the price varies as a result of market forces. PDC does not charge a separate fee for the marketing of the crude oil, natural gas and NGLs because these services are covered by the monthly well operating charge. Seasonal factors, such as effects of weather on realized commodity prices, costs incurred and availability of PDC or third-party owned pipeline capacity, and other factors such as high line pressures in the gathering system, whether caused by heat or third-party facilities issues, may impact this Partnership's results.

Partnership Operating Results Overview

Crude oil, natural gas and NGLs sales decreased 20%, or $165,000, for the six months ended June 30, 2016 compared to the same period of 2015, attributable to the recording of a provision for underpayment of natural gas sales to an overriding royalty owner of $63,000 and a decrease in the average sales price per barrel of crude oil equivalent ("Boe") of 20%, offset in part by an increase in sales volume of 10%, period-over-period. The average sales price per Boe was $19.99 for the six months ended June 30, 2016 compared to $24.96 for the same period a year ago.

As a result of the decreased sales revenues, this Partnership experienced a significant decrease in cash flows from operations. For the six months ended June 30, 2016, this Partnership had net cash from operations of $196,000 compared to net cash from operations of $250,000 for the comparable period of 2015. Accordingly, cash distributions to Investor Partners decreased 63% to $120,000 during the six months ended June 30, 2016 compared to $324,000 during the six months ended June 30, 2015.

Index

ROCKIES REGION 2007 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Results of Operations

Summary Operating Results

The following table presents selected information regarding this Partnership’s results of operations:

	Three months ended June 30,			Six months ended June 30,
	2016	2015	Change	2016	2015	Change
Number of gross productive wells (end of period)	75	75	—	75	75	—

Production(1)
Crude oil (Bbl)	7,614	6,730	13%	17,118	14,561	18%
Natural gas (Mcf)	32,609	31,977	2%	70,102	67,491	4%
NGLs (Bbl)	3,974	4,083	(3)%	8,394	8,041	4%
Crude oil equivalent (Boe)(2)	17,023	16,143	5%	37,196	33,851	10%
Average Boe per day	187	177	5%	204	187	10%

Crude oil, natural gas and NGLs sales
Crude oil	$294,720	$318,285	(7)%	$573,858	$615,245	(7)%
Natural gas	43,537	62,881	(31)%	97,371	143,703	(32)%
NGLs	41,234	37,545	10%	72,193	86,119	(16)%
Provision for underpayment of natural gas sales	(63,262)	—	*	(63,262)	—	*
Total crude oil, natural gas and NGLs sales	$316,229	$418,711	(24)%	$680,160	$845,067	(20)%

Average selling price
Crude oil (per Bbl)	$38.71	$47.29	(18)%	$33.52	$42.25	(21)%
Natural gas (per Mcf)	1.34	1.97	(32)%	1.39	2.13	(35)%
NGLs (per Bbl)	10.38	9.20	13%	8.60	10.71	(20)%
Crude oil equivalent (per Boe)	22.29	25.94	(14)%	19.99	24.96	(20)%

Average cost per Boe
Crude oil, natural gas and NGLs production cost(3)	$17.59	$15.61	13%	$15.25	$15.38	(1)%
Depreciation, depletion and amortization	5.76	12.00	(52)%	5.72	11.84	(52)%

Operating costs and expenses
Direct costs - general and administrative	$21,500	$33,698	(36)%	$57,416	$55,411	4%
Depreciation, depletion and amortization	98,018	193,736	(49)%	212,712	400,662	(47)%

Cash distributions	$120,398	$103,023	17%	$120,398	$323,832	(63)%

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

Crude Oil, Natural Gas and NGLs Sales

Changes in Crude Oil, Natural Gas and NGLs Sales Volumes. For the six months ended June 30, 2016 compared to the six months ended June 30, 2015, crude oil, natural gas and NGLs production, on an energy equivalency-basis, increased 10%, primarily attributable to a reduction in system line pressures and, to a lesser extent, resumed production from certain wells that were shut-in during the comparable 2015 period for well-bore integrity testing, per state regulations.

This Partnership experienced lower line pressures in the six months ended June 30, 2016 when compared to the six months ended June 30, 2015 as gathering system line pressures decreased following the commissioning of DCP Midstream’s Lucerne II plant in the summer of 2015 down to levels that were consistent with the Managing General Partner's projections. Line pressures on the midstream system decreased from an average of approximately 200 pounds per square inch ("psi") during the six months ended June 30, 2015 to an average of approximately 150 psi during the six months ended June 30, 2016. As a result of the reduction in line pressures during the six months ended June 30, 2016 and the impact of inventory fluctuations, production from this Partnership's vertical wells increased by 10% compared to the six months ended June 30, 2015. Despite experiencing lower pressures during the first six months of 2016 as compared to the comparable period of 2015, line pressures began to build toward the end of the second quarter of 2016 as system volumes increased and the region experienced warmer weather. Other contributing factors to the increase in line pressures were DCP Midstream experiencing significant unexpected downtime during the quarter on some of its major plants, as well as performing extensive scheduled maintenance on one of its higher capacity gas plants. The Managing General Partner expects the gathering system pressures on the system to stabilize and then decrease as cooler weather arrives by the end of the third quarter. Over time, however, potential improvement will be offset by natural production declines. This Partnership relies on its third-party midstream service provider to construct compression, gathering and processing facilities to keep pace with production growth. As a result, the timing and availability of additional facilities going forward is substantially beyond the Managing General Partner's control. Falling commodity prices have resulted in reduced investment in midstream facilities by some third parties, increasing the risk that sufficient midstream infrastructure will not be available in future periods.

Changes in Crude Oil Sales. Crude oil sales decreased by $41,000, or 7%, during the six months ended June 30, 2016 when compared to the same prior year period, primarily attributable to a decrease in the average selling price of 21% per Bbl, offset in part by a production volume increase of 18%. The average selling price per Bbl was $33.52 for the current year six month period compared to $42.25 for the same prior year period.

Crude oil sales decreased by $24,000, or 7%, during the three months ended June 30, 2016 when compared to the same prior year period, primarily attributable to a decrease in the average selling price of 18% per Bbl, offset in part by a production volume increase of 13%. The average selling price per Bbl was $38.71 for the current year three month period compared to $47.29 for the same prior year period.

Changes in Natural Gas Sales. Natural gas sales decreased by $46,000, or 32%, during the six months ended June 30, 2016 when compared to the same prior year period, primarily due to a decrease in average selling price of 35% per Mcf. The average selling price per Mcf was $1.39 for the current year six month period compared to $2.13 for the same prior year period.

Natural gas sales decreased by $19,000, or 31%, during the three months ended June 30, 2016 when compared to the same prior year period, primarily due to a decrease in average selling price of 32% per Mcf. The average selling price per Mcf was $1.34 for the current year three month period compared to $1.97 for the same prior year period.

Changes in NGLs Sales. NGLs sales decreased by $14,000, or 16%, during the six months ended June 30, 2016 when compared to the same prior year period, primarily due to a decrease in the average selling price of 20% per Bbl, offset in part by

Index

ROCKIES REGION 2007 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

a production volume increase of 4%. The average selling price per Bbl was $8.60 for the current year six month period compared to $10.71 for the same prior year period.

NGLs sales increased by $4,000, or 10%, during the three months ended June 30, 2016 when compared to the same prior year period, primarily due to an increase in the average selling price of 13% per Bbl, offset in part by a production volume decrease of 3%. The average selling price per Bbl was $10.38 for the current year three month period compared to $9.20 for the same prior year period.

Provision for Underpayment of Natural Gas Sales. During the second quarter of 2016, an overriding royalty owner notified the Managing General Partner that the owner believed certain charges and costs had been improperly deducted before applying the owner’s overriding royalty percentage in certain of this Partnership’s wells in which this owner has an interest. During settlement discussions, the Managing General Partner and the owner agreed on a settlement amount. In June 2016, this Partnership recorded a charge to crude oil, natural gas and NGLs sales and an accrual of approximately $63,000 for this settlement.

Crude Oil, Natural Gas and NGLs Pricing. This Partnership's results of operations depend upon many factors, particularly the price of crude oil, natural gas and NGLs, and the Managing General Partner's ability to market this Partnership's production effectively. Crude oil, natural gas and NGLs prices are among the most volatile of all commodity prices. While the price of crude oil decreased during the first half of 2016 compared to the first half of 2015, prices during the second quarter of 2016 increased substantially compared to the first quarter of 2016 as the number of US crude oil rigs and inventories declined. Natural gas prices also decreased during the first half of 2016 when compared to the same prior year period. Due to an oversupply of nearly all domestic NGLs products, this Partnership's average realized sales price for NGLs during the first half of 2016 reflected the same low levels seen during the last quarter of 2015, although NGLs prices were somewhat higher in the second quarter relative to the prior year period. With the initiation of ethane exports and increased NGLs demand, NGLs prices are starting to trend upward.

This Partnership's crude oil, natural gas and NGLs sales are recorded under either the “net-back” or "gross" method of accounting, depending upon the related purchase agreement. This Partnership uses the "net-back" method of accounting for natural gas and NGLs sales, as well as a portion of this Partnership's crude oil production, as the majority of the purchasers of these commodities also provide transportation, gathering and processing services. This Partnership sells commodities at the wellhead and collects a price and recognizes revenues based on the wellhead sales price as transportation and processing costs downstream of the wellhead are incurred by the purchaser and reflected in the wellhead price. The net-back method results in the recognition of a sales price that is below the indices for which the production is based. This Partnership uses the "gross" method of accounting for crude oil delivered through the White Cliffs pipeline as the purchasers do not provide transportation, gathering or processing services. Under this method, this Partnership recognizes revenues based on the gross selling price and recognizes transportation, gathering and processing expenses as a component of production costs.

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

Six months ended June 30, 2016 as compared to six months ended June 30, 2015

Crude oil, natural gas and NGLs production costs for the six months ended June 30, 2016 increased $47,000 compared to the same period in 2015. The period-over-period increase was primarily attributable to an increase in oil transportation cost on the White Cliffs pipeline, workover expense, production taxes and metering charges by this Partnership's midstream provider,

Index

ROCKIES REGION 2007 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

offset in part by a decrease in well swabbing costs and wireline work, regulatory compliance expenses and fixed monthly well operating costs.

Three months ended June 30, 2016 as compared to three months ended June 30, 2015

Crude oil, natural gas and NGLs production costs for the three months ended June 30, 2016 increased $48,000 compared to the same period in 2015. The period-over-period increase was primarily attributable to an increase in production taxes, oil transportation cost on the White Cliffs pipeline, workover expense and metering charges by this Partnership's midstream provider, offset in part by a decrease in well swabbing costs and wireline work, contract labor and regulatory compliance expenses.

Direct costs - general and administrative

Six months ended June 30, 2016 as compared to six months ended June 30, 2015

Direct costs - general and administrative for the six months ended June 30, 2016 increased slightly compared to the same period in 2015, primarily attributable to higher professional fees for audit services.

Three months ended June 30, 2016 as compared to three months ended June 30, 2015

Direct costs - general and administrative for the three months ended June 30, 2016 decreased approximately $12,000 compared to the same period in 2015, primarily attributable to lower professional fees for audit services.

Depreciation, Depletion and Amortization

Six months ended June 30, 2016 as compared to six months ended June 30, 2015

Depreciation, depletion and amortization ("DD&A") expense related to crude oil and natural gas properties is directly related to proved reserves and production volumes. DD&A expense decreased $188,000 during the six months ended June 30, 2016 compared to the same period in 2015, mainly attributable to a lower DD&A expense rate in 2016, offset in part by the 10% increase in production volumes. The DD&A expense rate per Boe decreased to $5.72 for the six months ended June 30, 2016 compared to $11.84 during the same period in 2015 due to the effect of impairments recorded in 2015 to write-down certain capitalized well costs on this Partnership's proved crude oil and natural gas properties. Partially offsetting this decrease were the decline in proved developed reserves at December 31, 2015 as compared to December 31, 2014, as a result of the significant decrease in SEC commodity prices utilized in the December 31, 2015 reserve report and the removal of vertical re-fracs and re-completions from the proved developed reserves, due to the current depressed commodity price environment.

Three months ended June 30, 2016 as compared to three months ended June 30, 2015

DD&A expense decreased $96,000 during the three months ended June 30, 2016 compared to the same period in 2015, mainly attributable to a lower DD&A expense rate in 2016, offset in part by the 5% increase in production volumes. The DD&A expense rate per Boe decreased to $5.76 for the three months ended June 30, 2016 compared to $12.00 during the same period in 2015 due to the effect of impairments recorded in 2015 to write-down certain capitalized well costs on this Partnership's proved crude oil and natural gas properties. Partially offsetting this decrease were the decline in proved developed reserves at December 31, 2015 as compared to December 31, 2014, as a result of the significant decrease in SEC commodity prices utilized in the December 31, 2015 reserve report and the removal of vertical re-fracs and re-completions from the proved developed reserves, due to the current depressed commodity price environment.

Asset Retirement Obligations and Accretion Expense

Of the 75 wells in this partnership, 40 wells had an increase in production totaling approximately 10.1 MBoe, or 30%, during the six months ended June 30, 2016 compared to the same prior year period and 28 wells had a decrease in production totaling approximately 5.9 MBoe, or 18%, during the six months ended June 30, 2016 compared to the same prior year period. The remaining seven wells did not produce or produced minimal amounts of hydrocarbons during both periods. The Managing

Index

ROCKIES REGION 2007 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

General Partner is reviewing the Partnership's wells that have the potential to increase production during this lower line pressure environment by incurring minimal expense. The Managing General Partner expects that a portion of this Partnership's wells may be uneconomical to operate and may be plugged and abandoned. As a result, as of June 30, 2016, this Partnership has classified a portion of the asset retirement obligation as a current liability.

Six months ended June 30, 2016 as compared to six months ended June 30, 2015

Accretion of asset retirement obligations ("ARO") expense for the six months ended June 30, 2016 increased $25,000 compared to the same period in 2015, primarily attributable to an increase in asset retirement obligations recorded in December 2015 to reflect increased estimated costs for materials and services related to the plugging and abandonment of certain vertical wells, as well as a decrease in the estimated useful life of these wells.

Three months ended June 30, 2016 as compared to three months ended June 30, 2015

ARO expense for the three months ended June 30, 2016 increased $13,000 compared to the same period in 2015, primarily attributable to an increase in asset retirement obligations recorded in December 2015 to reflect increased estimated costs for materials and services related to the plugging and abandonment of certain vertical wells, as well as a decrease in the estimated useful life of these wells.

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

This Partnership's future operations are expected to be conducted with available funds and revenues generated from crude oil, natural gas and NGLs production activities. Crude oil, natural gas and NGLs production from existing properties are generally expected to continue a gradual decline in the rate of production over the remaining life of the wells. Accordingly, this Partnership anticipates a lower annual level of crude oil, natural gas and NGLs production and, therefore, lower revenues, unless commodity prices increase. Under these circumstances, decreased production would have a material adverse impact on this Partnership's operations and may result in a continued reduction in or elimination of cash distributions to the Managing General Partner and Investor Partners through the remainder of 2016 and beyond.

Working Capital

At June 30, 2016, this Partnership had a working capital of $67,000, compared to working capital of $182,000 at December 31, 2015. The $115,000 decrease from December 31, 2015 to June 30, 2016 was primarily due to the following changes:

•	an increase in accounts payable and accrued expenses of $67,000;

•	an increase in amounts due to managing general partner-other, net of $37,000;

•	a decrease in crude oil inventory of $23,000;

•	a decrease in accounts receivable of $14,000; and

•	an increase in the current portion of asset retirement obligations of $10,000.

Offset in part by:

•	an increase in cash and cash equivalents of $36,000.

The $67,000 increase in accounts payable and accrued expenses is primarily attributable to a $63,000 settlement owed to an overriding royalty interest owner.

Index

ROCKIES REGION 2007 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Although the D&O Agreement permits this Partnership to borrow funds on its behalf for Partnership activities, the Managing General Partner does not anticipate electing to fund a portion of this Partnership's activities, if any, through borrowings. Partnership borrowings, should any occur, will be non-recourse to the Investor Partners. Accordingly, this Partnership, rather than the Investor Partners, will be responsible for repaying any amounts borrowed.

Cash Flows

Operating Activities

This Partnership's cash flows from operating activities in the six months ended June 30, 2016 were primarily impacted by commodity prices, production volumes, operating costs and direct costs-general and administrative expenses. The key components of the changes in this Partnership's cash flows from operating activities are described in more detail in Results of Operations above.

Net cash flows provided by operating activities were $196,000 for the six months ended June 30, 2016 compared to net cash flows from operating activities of $250,000 for the comparable period in 2015. The decrease of $54,000 in cash from operating activities was primarily due to the following:

•	a decrease in crude oil, natural gas and NGLs sales of $165,000; and

•	an increase in crude oil, natural gas and NGLs production costs of $47,000.

Offset in part by:

•	an increase in changes in operating assets and liabilities of $160,000.

Investing Activities

Cash flows from investing activities consist of investments in equipment. From time to time, this Partnership invests in equipment which supports treatment, delivery and measurement of crude oil, natural gas and NGLs or environmental protection. During the six months ended June 30, 2016, investment in equipment was $40,000 compared to $58,000 during the six months ended June 30, 2015.

Financing Activities

This Partnership initiated monthly cash distributions to investors in May 2008 and has distributed $113.5 million through June 30, 2016. The table below presents cash distributions to this Partnership's investors. Distributions to the Managing General Partner represent amounts distributed to the Managing General Partner for its 37% general partner interest in this Partnership and Investor Partner distributions include amounts distributed to Investor Partners for their 63% ownership share in this Partnership, including amounts distributed to the Managing General Partner for limited partnership units repurchased.

Distributions

Three Months Ended June 30,	Managing General Partner	Investor Partners	Total
2016	$44,547	$75,851	$120,398
2015	38,119	64,904	103,023

Six Months Ended June 30,	Managing General Partner	Investor Partners	Total
2016	$44,547	$75,851	$120,398
2015	119,818	204,014	323,832

Index

ROCKIES REGION 2007 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

The decrease in distributions during the six months ended June 30, 2016 as compared to 2015 is primarily due to a decrease in cash flows from operating activities in 2016. Conversely, the increase in distributions during the three months ended June 30, 2016 as compared to 2015 is primarily due to an increase in cash flows from operating activities during the three months ended June 30, 2016.

Off-Balance Sheet Arrangements

As of June 30, 2016, this Partnership had no off-balance sheet arrangements, as defined under SEC rules, which have or are reasonably likely to have a material current or future effect on this Partnership's financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

(a)    Evaluation of Disclosure Controls and Procedures

As of June 30, 2016, PDC, as Managing General Partner on behalf of this Partnership, carried out an evaluation, under the supervision and with the participation of the Managing General Partner's management, including the Chief Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of this Partnership's disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e).

Based on the results of this evaluation, the Managing General Partner's Chief Executive Officer and Principal Financial Officer concluded that this Partnership's disclosure controls and procedures were effective as of June 30, 2016.

(b)    Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2016, PDC, the Managing General Partner, made no changes in this Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected or are reasonably likely to materially affect this Partnership's internal control over financial reporting.

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

The following table presents information about the Managing General Partner's limited partner unit repurchases during the three months ended June 30, 2016:

Period	Total Number of Units Repurchased	Average Price Paid Per Unit
April 1-30, 2016	1.50	$270
May 1-31, 2016	—	—
June 1-30, 2016	—	—
Total	1.50	$270

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
X

31.2
Certification by Principal Financial Officer of PDC Energy, Inc., the Managing General Partner of this Partnership, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
X

32.1*
Certifications by Chief Executive Officer and Principal Financial Officer of PDC Energy, Inc., the Managing General Partner of this Partnership, pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
August 12, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Barton R. Brookman	President and Chief Executive Officer	August 12, 2016
Barton R. Brookman	PDC Energy, Inc. Managing General Partner of the Registrant
(principal executive officer)

/s/ R. Scott Meyers	Chief Accounting Officer	August 12, 2016
R. Scott Meyers	PDC Energy, Inc. Managing General Partner of the Registrant
(principal financial officer)