Form 10-Q
period 2016-09-30
ROCKIES REGION 2007 LP
filed 2016-11-10
CIK 1407805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the quarterly period ended September 30, 2016
or

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

As of September 30, 2016, this Partnership had 4,470 units of limited partnership interest and no units of additional general partnership interest outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Rockies Region 2007 Limited Partnership
Condensed Balance Sheets
(unaudited)

	September 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$468,285	$495,945
Accounts receivable	162,076	122,055
Crude oil inventory	19,811	41,058
Total current assets	650,172	659,058
Crude oil and natural gas properties, successful efforts method, at cost	3,865,496	3,819,467
Less: Accumulated depreciation, depletion and amortization	(2,201,291)	(1,889,887)
Crude oil and natural gas properties, net	1,664,205	1,929,580
Total Assets	$2,314,377	$2,588,638

Liabilities and Partners' Equity
Current liabilities:
Accounts payable and accrued expenses	$13,752	$11,117
Due to Managing General Partner-other, net	221,881	236,289
Current portion of asset retirement obligations	240,000	230,000
Total current liabilities	475,633	477,406
Asset retirement obligations	2,217,012	2,083,683
Total Liabilities	2,692,645	2,561,089

Commitments and contingent liabilities

Partners' equity:
Managing General Partner	(5,333,907)	(5,183,755)
Limited Partners - 4,470 units issued and outstanding	4,955,639	5,211,304
Total Partners' Equity	(378,268)	27,549
Total Liabilities and Partners' Equity	$2,314,377	$2,588,638

See accompanying notes to unaudited condensed financial statements.

Rockies Region 2007 Limited Partnership
Condensed Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Crude oil, natural gas and NGLs sales	$448,702	$394,292	$1,128,862	$1,239,359

Operating costs and expenses:
Crude oil, natural gas and NGLs production costs	188,561	189,279	755,712	709,897
Direct costs - general and administrative	51,085	31,444	108,501	86,855
Depreciation, depletion and amortization	98,692	207,922	311,404	608,584
Impairment of crude oil and natural gas properties	—	2,863,843	—	2,863,843
Accretion of asset retirement obligations	48,750	35,902	143,329	105,546
Total operating costs and expenses	387,088	3,328,390	1,318,946	4,374,725

Net income (loss)	$61,614	$(2,934,098)	$(190,084)	$(3,135,366)

Net income (loss) allocated to partners	$61,614	$(2,934,098)	$(190,084)	$(3,135,366)
Less: Managing General Partner interest in net income (loss)	22,797	(1,085,616)	(70,331)	(1,160,085)
Net income (loss) allocated to Investor Partners	$38,817	$(1,848,482)	$(119,753)	$(1,975,281)

Net income (loss) per Investor Partner unit	$9	$(414)	$(27)	$(442)

Investor Partner units outstanding	4,470	4,470	4,470	4,470

See accompanying notes to unaudited condensed financial statements.

Rockies Region 2007 Limited Partnership
Condensed Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(190,084)	$(3,135,366)
Adjustments to net loss to reconcile to net cash from operating activities:
Depreciation, depletion and amortization	311,404	608,584
Accretion of asset retirement obligations	143,329	105,546
Impairment of natural gas and crude oil properties	—	2,863,843
Changes in assets and liabilities:
Accounts receivable	(40,021)	38,037
Crude oil inventory	21,247	1,134
Accounts payable and accrued expenses	2,635	(7,399)
Due to Managing General Partner-other, net	(14,408)	(139,033)
Net cash from operating activities	234,102	335,346

Cash flows from investing activities:
Capital expenditures for crude oil and natural gas properties	(46,029)	(58,193)
Net cash from investing activities	(46,029)	(58,193)

Cash flows from financing activities:
Distributions to Partners	(215,733)	(409,737)
Net cash from financing activities	(215,733)	(409,737)

Net change in cash and cash equivalents	(27,660)	(132,584)
Cash and cash equivalents, beginning of period	495,945	628,520
Cash and cash equivalents, end of period	$468,285	$495,936

See accompanying notes to unaudited condensed financial statements.

ROCKIES REGION 2007 LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 2016
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

As of September 30, 2016, there were 1,758 limited partners ("Investor Partners") in this Partnership. PDC is the designated Managing General Partner of this Partnership and owns a 37% Managing General Partner ownership in this Partnership. According to the terms of the Agreement, revenues, costs and cash distributions of this Partnership are allocated 63% to the Investor Partners, which are shared pro rata based upon the number of units in this Partnership, and 37% to the Managing General Partner. The Managing General Partner may repurchase Investor Partner units under certain circumstances provided by the Agreement, upon request of an individual Investor Partner. Through September 30, 2016, the Managing General Partner had repurchased 145 units of Partnership interest from the Investor Partners at an average price of $2,376 per unit. As of September 30, 2016, the Managing General Partner owned 39% of this Partnership, including the repurchased interest.

In the Managing General Partner's opinion, the accompanying condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of this Partnership's results for interim periods in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Accordingly, pursuant to such rules and regulations, certain notes and other financial information included in the audited financial statements have been condensed or omitted. The December 31, 2015 condensed balance sheet data was derived from financial statements audited by PricewaterhouseCoopers LLP, independent registered public accounting firm, as indicated in their report filed with the SEC on March 25, 2016, but does not include disclosures required by U.S. GAAP. The information presented in this Quarterly Report on Form 10-Q should be read in conjunction with this Partnership's audited financial statements and notes thereto included in this Partnership's 2015 Form 10-K. This Partnership's accounting policies are described in the Notes to Financial Statements in this Partnership's 2015 Form 10-K and updated, as necessary, in this Quarterly Report on Form 10-Q. The results of operations and cash flows for the nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the full year or any future period.

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
September 30, 2016
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

In August 2016, the FASB issued an accounting update on statements of cash flows to address diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The Managing General Partner of this Partnership is currently evaluating the impact these changes may have on this Partnership's financial statements.

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

The following table presents transactions with the Managing General Partner reflected in the condensed balance sheets line item “Due to Managing General Partner-other, net,” which remain undistributed or unsettled with this Partnership's investors as of the dates indicated:

	September 30, 2016	December 31, 2015
Crude oil, natural gas and NGLs sales revenues collected from this Partnership's third-party customers	$129,447	$123,519
Other (1)	(351,328)	(359,808)
Due to Managing General Partner-other, net	$(221,881)	$(236,289)

(1)
All other unsettled transactions between this Partnership and the Managing General Partner. The majority of these are capital expenditures, operating costs and general and administrative costs that have not been deducted from distributions.

The following table presents Partnership transactions with the Managing General Partner for the three and nine months ended September 30, 2016 and 2015. “Well operations and maintenance” is included in the “Crude oil, natural gas and NGLs production costs” line item on the condensed statements of operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Well operations and maintenance	$172,110	$188,472	$713,970	$697,530
Direct costs - general and administrative	51,085	31,444	108,501	86,855
Cash distributions (1)	37,223	33,305	84,155	157,021

(1)
Cash distributions include $1,949 and $4,334 during the three and nine months ended September 30, 2016, respectively, and $1,520 and $5,418 during the three and nine months ended September 30, 2015, respectively, related to cash distributions for Investor Partner units repurchased by PDC.

ROCKIES REGION 2007 LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 2016
(unaudited)

During the second quarter of 2016, an overriding royalty owner notified the Managing General Partner that the owner believed certain charges and costs had been improperly deducted before applying the owner’s overriding royalty percentage in certain of this Partnership’s wells in which this owner has an interest. During settlement discussions, the Managing General Partner and the owner agreed on a settlement amount. This Partnership recorded a charge to crude oil, natural gas and NGLs sales and an accrual of approximately $63,000 for this settlement during the second quarter of 2016. The settlement was paid to the overriding royalty owner and deducted from this Partnership's cash distributions in the third quarter of 2016.

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

The Managing General Partner utilizes fair value, on a non-recurring basis, to perform impairment testing on this Partnership's crude oil and natural gas properties by comparing net capitalized costs, or carrying value, to estimated undiscounted future net cash flows. If net capitalized costs exceed undiscounted future net cash flows, the measurement of impairment is based on estimated fair value and is measured by the amount by which the net capitalized costs exceed their estimated fair value.

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

As of September 30, 2016 and December 31, 2015, this Partnership had accrued environmental remediation liabilities of $2,900 and $1,600, respectively, which are included in accounts payable and accrued expenses on the condensed balance sheets.

The Managing General Partner is not currently aware of any environmental claims existing as of September 30, 2016 which have not been provided for or would otherwise have a material impact on this Partnership's condensed financial statements; however, there can be no assurance that current regulatory requirements will not change or that unknown past non-compliance with environmental laws or other potential sources of liability will not be discovered on this Partnership's properties.

In August 2015, the Managing General Partner received a Clean Air Act Section 114 Information Request (the "Information Request") from the United States Environmental Protection Agency ("EPA"). The Information Request sought, among other things, information related to the design, operation, and maintenance of certain production facilities in the Denver-Julesburg Basin of

ROCKIES REGION 2007 LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 2016
(unaudited)

Colorado. The Information Request focused on historical operation and design information for 46 production facilities, of which one relates to this Partnership, and asked that the Managing General Partner conduct sampling and analyses at the identified 46 facilities. The Managing General Partner responded to the Information Request in January 2016. The Managing General Partner continues to meet with the EPA and provide additional information, but cannot predict the outcome of this matter at this time.

In addition, in December 2015, the Managing General Partner received a Compliance Advisory pursuant to C.R.S. § 25-7-115(2) from the Colorado Department of Public Health and Environment's Air Quality Control Commission's Air Pollution Control Division alleging that the Managing General Partner had failed to design, operate, and maintain certain condensate collection, storage, processing and handling operations to minimize leakage of volatile organic compounds to the maximum extent possible at 65 facilities consistent with applicable standards under Colorado law. Certain of this Partnership's wells were included in this list of 65 facilities. The Managing General Partner is working with the agency to address the allegations, but cannot predict the outcome of this matter at this time.

Note 6 - Asset Retirement Obligations

The following table presents the changes in the carrying amount of the asset retirement obligations associated with this Partnership's working interest in crude oil and natural gas properties:

Amount

Balance at December 31, 2015	$2,313,683
Accretion expense	143,329
Balance at September 30, 2016	2,457,012
Less current portion	240,000
Long-term portion	$2,217,012

The current portion of the asset retirement obligations relates to wells that are producing minimal or no hydrocarbons and are expected to be plugged and abandoned within the next 12 months.

This Partnership's estimated asset retirement obligation liability is based on historical experience in plugging and abandoning wells, estimated economic lives, estimated plugging and abandonment costs and federal and state regulatory requirements. The liability is discounted using the credit-adjusted risk-free rate estimated at the time the liability is incurred or revised. In periods subsequent to initial measurement of the liability, this Partnership must recognize period-to-period changes in the liability resulting from the passage of time, revisions to either the amount of the original estimate of undiscounted cash flows or changes in inflation factors and changes to this Partnership's credit-adjusted risk-free rate as market conditions warrant.

Index

ROCKIES REGION 2007 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Partnership Overview

This Partnership engages in the development, production and sale of crude oil, natural gas and NGLs. This Partnership began crude oil and natural gas operations in August 2007 and currently operates 75 gross (73.9 net) wells located in the Wattenberg Field of Colorado. The Managing General Partner markets this Partnership's crude oil, natural gas and NGLs production to midstream marketers. Crude oil, natural gas and NGLs are sold primarily under market-sensitive contracts in which the price varies as a result of market forces. PDC does not charge a separate fee for the marketing of the crude oil, natural gas and NGLs because these services are covered by a monthly well operating charge. Seasonal factors, such as effects of weather on realized commodity prices, costs incurred and availability of PDC or third-party owned pipeline capacity, and other factors such as high line pressures in the gathering system, whether caused by heat or third-party facilities issues, may impact this Partnership's results.

Partnership Operating Results Overview

Crude oil, natural gas and NGLs sales decreased $110,000, or 9%, for the nine months ended September 30, 2016 compared to the comparable period of 2015, attributable to a decrease in the average sales price per barrel of crude oil equivalent ("Boe") of 8% and a $63,000 provision for underpayment of natural gas sales, offset in part by an increase in sales volume of 4%. The average sales price per Boe was $21.98 for the nine months ended September 30, 2016 compared to $23.85 for the same period a year ago.

Primarily as a result of the decreased sales revenues, this Partnership experienced decreased cash flows from operations. For the nine months ended September 30, 2016, this Partnership had net cash from operations of $234,000 compared to net cash from operations of $335,000 for the comparable period of 2015. Accordingly, cash distributions to Investor Partners decreased 47% to $216,000 during the nine months ended September 30, 2016 compared to $410,000 during the nine months ended September 30, 2015.

Index

ROCKIES REGION 2007 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Results of Operations

Summary Operating Results

The following table presents selected information regarding this Partnership’s results of operations:

	Three months ended September 30,			Nine months ended September 30,
	2016	2015	Change	2016	2015	Change
Number of gross productive wells (end of period)	75	75	—	75	75	—

Production(1)
Crude oil (Bbl)	7,924	7,944	*	25,042	22,505	11%
Natural gas (Mcf)	30,655	36,042	(15)%	100,757	103,533	(3)%
NGLs (Bbl)	4,016	4,168	(4)%	12,410	12,209	2%
Crude oil equivalent (Boe)(2)	17,049	18,119	(6)%	54,245	51,970	4%
Average Boe per day	185	197	(6)%	198	190	4%

Crude oil, natural gas and NGLs sales
Crude oil	$348,994	$295,971	18%	$922,852	$911,216	1%
Natural gas	61,760	67,354	(8)%	159,131	211,057	(25)%
NGLs	37,948	30,967	23%	110,141	117,086	(6)%
Provision for underpayment of natural gas sales	—	—	*	(63,262)	—	*
Total crude oil, natural gas and NGLs sales	$448,702	$394,292	14%	$1,128,862	$1,239,359	(9)%

Average selling price
Crude oil (per Bbl)	$44.04	$37.26	18%	$36.85	$40.49	(9)%
Natural gas (per Mcf)	2.01	1.87	7%	1.58	2.04	(23)%
NGLs (per Bbl)	9.45	7.43	27%	8.88	9.59	(7)%
Crude oil equivalent (per Boe)	26.32	21.76	21%	21.98	23.85	(8)%

Average cost per Boe
Crude oil, natural gas and NGLs production cost(3)	$11.06	$10.45	6%	$13.93	$13.66	2%
Depreciation, depletion and amortization	5.79	11.48	(50)%	5.74	11.71	(51)%

Operating costs and expenses
Direct costs - general and administrative	$51,085	$31,444	62%	$108,501	$86,855	25%
Depreciation, depletion and amortization	98,692	207,922	(53)%	311,404	608,584	(49)%
Impairment of crude oil and natural gas properties	—	2,863,843	*	—	2,863,843	*

Cash distributions	$95,335	$85,905	11%	$215,733	$409,737	(47)%

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

Crude Oil, Natural Gas and NGLs Sales

Changes in Crude Oil, Natural Gas and NGLs Sales Volumes. For the three months ended September 30, 2016 compared to the three months ended September 30, 2015 crude oil, natural gas and NGLs production, on an energy equivalency-basis, decreased 6%, primarily attributable to a 21% increase in average system line pressures. For the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, crude oil, natural gas and NGLs production, on an energy equivalency-basis, increased 4%, primarily attributable to a 13% reduction in average system line pressures.

Production from crude oil and natural gas wells that have been producing for longer periods of time are more susceptible to variations in line pressure. From time to time, this Partnership’s production has been adversely affected by high line pressures in the Wattenberg Field. Such pressures affected this Partnership's production for the nine months ended September 30, 2016 as noted above. The Partnership relies on third-party midstream service providers to construct compression, gathering and processing facilities to keep pace with industry-wide production growth. The Managing General Partner, along with other operators in the Wattenberg Field, continues to work closely with the third-party midstream providers to monitor the need for such facilities in an effort to ensure adequate system capacity going forward. The timing and availability of adequate infrastructure, including potential line pressure impacts in 2017, is not within this Partnership’s control and may be affected by a number of factors, including potential increases in production from the Wattenberg Field and warmer than expected weather.

Changes in Crude Oil Sales. Crude oil sales increased by $12,000, or 1%, during the nine months ended September 30, 2016 when compared to the same prior year period, primarily attributable to an increase production volume of 11%, offset by decrease in the average selling price of 9% per Bbl. The average selling price per Bbl was $36.85 for the current year nine month period compared to $40.49 for the same prior year period.

Crude oil sales increased by $53,000, or 18%, during the three months ended September 30, 2016 when compared to the same prior year period, attributable to an increase in the average selling price of 18% per Bbl. The average selling price per Bbl was $44.04 for the current year three month period compared to $37.26 for the same prior year period.

Changes in Natural Gas Sales. Natural gas sales decreased by $52,000, or 25%, during the nine months ended September 30, 2016 when compared to the same prior year period, due to a decrease in average selling price of 23% per Mcf and a decrease in production volume of 3%. The average selling price per Mcf was $1.58 for the current year nine month period compared to $2.04 for the same prior year period.

Natural gas sales decreased by $6,000, or 8%, during the three months ended September 30, 2016 when compared to the same prior year period, primarily due to a decrease in production volume of 15%, offset by an increase in average selling price of 7% per Mcf. The average selling price per Mcf was $2.01 for the current year three month period compared to $1.87 for the same prior year period.

Changes in NGLs Sales. NGLs sales decreased by $7,000, or 6%, during the nine months ended September 30, 2016 when compared to the same prior year period, primarily due to a decrease in the average selling price of 7% per Bbl, offset in part by a production volume increase of 2%. The average selling price per Bbl was $8.88 for the current year nine month period compared to $9.59 for the same prior year period.

Index

ROCKIES REGION 2007 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

NGLs sales increased by $7,000, or 23%, during the three months ended September 30, 2016 when compared to the same prior year period, primarily due to an increase in the average selling price of 27% per Bbl, slightly offset by a decrease in production volume of 4%. The average selling price per Bbl was $9.45 for the current year three month period compared to $7.43 for the same prior year period.

Provision for Underpayment of Natural Gas Sales. During the second quarter of 2016, an overriding royalty owner notified the Managing General Partner that the owner believed certain charges and costs had been improperly deducted before applying the owner’s overriding royalty percentage in certain of this Partnership’s wells in which this owner has an interest. During settlement discussions, the Managing General Partner and the owner agreed on a settlement amount. In June 2016, this Partnership recorded a charge to crude oil, natural gas and NGLs sales of approximately $63,000 for this settlement. The settlement was paid to the overriding royalty owner and deducted from this Partnership's cash distributions in the third quarter of 2016.

Crude Oil, Natural Gas and NGLs Pricing. This Partnership's results of operations depend upon many factors, particularly the price of crude oil, natural gas and NGLs, and the Managing General Partner's ability to market this Partnership's production effectively. Crude oil, natural gas and NGLs prices are among the most volatile of all commodity prices. While the price of crude oil decreased during the first nine months of 2016 compared to the first nine months of 2015, prices during the third quarter of 2016 increased substantially compared to the first half of 2016 as the number of U.S. crude oil rigs and inventories declined. Natural gas prices also decreased during the first nine months of 2016 when compared to the same prior year period. Due to an oversupply of nearly all domestic NGLs products, this Partnership's average realized sales price for NGLs during the first nine months of 2016 reflected the same low levels seen during the last quarter of 2015, although NGLs prices were somewhat higher in the third quarter of 2016 relative to the comparable prior year period.

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

Nine months ended September 30, 2016 as compared to nine months ended September 30, 2015

Crude oil, natural gas and NGLs production costs for the nine months ended September 30, 2016 increased $46,000 compared to the same period in 2015. The period-over-period increase was primarily attributable to an increase in oil transportation cost on the White Cliffs pipeline, workover expense, production taxes and metering charges by this Partnership's midstream provider, offset in part by a decrease in well swabbing costs and wireline work, regulatory compliance expenses and other operating costs.

Index

ROCKIES REGION 2007 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Three months ended September 30, 2016 as compared to three months ended September 30, 2015

Crude oil, natural gas and NGLs production costs for the three months ended September 30, 2016 were comparable to the the three months ended September 30, 2015.

Direct costs - general and administrative

Nine months ended September 30, 2016 as compared to nine months ended September 30, 2015

Direct costs - general and administrative for the nine months ended September 30, 2016 increased approximately $22,000 compared to the same period in 2015, primarily attributable to higher professional fees.

Three months ended September 30, 2016 as compared to three months ended September 30, 2015

Direct costs - general and administrative for the three months ended September 30, 2016 increased approximately $20,000 compared to the same period in 2015, primarily attributable to higher professional fees.

Depreciation, Depletion and Amortization

Nine months ended September 30, 2016 as compared to nine months ended September 30, 2015

Depreciation, depletion and amortization ("DD&A") expense related to crude oil and natural gas properties is directly related to proved reserves and production volumes. DD&A expense decreased $297,000 during the nine months ended September 30, 2016 compared to the same period in 2015, mainly attributable to a lower DD&A expense rate in 2016, partially offset in part by the 4% increase in production volumes. The DD&A expense rate per Boe decreased to $5.74 for the nine months ended September 30, 2016 compared to $11.71 during the same period in 2015 due to the effect of impairments recorded in 2015 to write-down certain capitalized well costs on this Partnership's proved crude oil and natural gas properties. Partially offsetting this decrease were the decline in proved developed reserves at December 31, 2015 as compared to December 31, 2014, as a result of the significant decrease in SEC commodity prices utilized in the December 31, 2015 reserve report and the removal of vertical re-fracs and re-completions from the proved developed reserves, due to the current depressed commodity price environment.

Three months ended September 30, 2016 as compared to three months ended September 30, 2015

DD&A expense decreased $109,000 during the three months ended September 30, 2016 compared to the same period in 2015, mainly attributable to a lower DD&A expense rate in 2016 . The DD&A expense rate per Boe decreased to $5.79 for the three months ended September 30, 2016 compared to $11.48 during the same period in 2015 due to the effect of impairments recorded in 2015 to write-down certain capitalized well costs on this Partnership's proved crude oil and natural gas properties. Partially offsetting this decrease were the decline in proved developed reserves at December 31, 2015 as compared to December 31, 2014, as a result of the significant decrease in SEC commodity prices utilized in the December 31, 2015 reserve report and the removal of vertical re-fracs and re-completions from the proved developed reserves, due to the current depressed commodity price environment.

Asset Retirement Obligations and Accretion Expense

Of the 75 wells in this partnership, 33 wells had an increase in production totaling approximately 12.2 MBoe, or 23%, during the nine months ended September 30, 2016 compared to the same prior year period and 40 wells had a decrease in production totaling approximately 9.9 MBoe, or 19%, during the nine months ended September 30, 2016 compared to the same prior year period. The remaining two wells did not produce hydrocarbons during either period. The Managing General Partner expects that a portion of this Partnership's wells may be uneconomical to operate and may be plugged and abandoned. Currently, the Managing General Partnership anticipates that four of this Partnership's wells will be plugged and abandoned over the next 12 months. As a result, as of September 30, 2016, this Partnership has classified a portion of the asset retirement obligation ("ARO") as a current liability.

Nine months ended September 30, 2016 as compared to nine months ended September 30, 2015

Index

ROCKIES REGION 2007 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Accretion of asset retirement obligations ("ARO") expense for the nine months ended September 30, 2016 increased $38,000 compared to the same period in 2015, primarily attributable to an increase in asset retirement obligations recorded in December 2015 to reflect increased estimated costs for materials and services related to the plugging and abandonment of certain vertical wells, as well as a decrease in the estimated useful life of these wells.

Three months ended September 30, 2016 as compared to three months ended September 30, 2015

Accretion of ARO expense for the three months ended September 30, 2016 increased $13,000 compared to the same period in 2015, primarily attributable to an increase in asset retirement obligations recorded in December 2015 to reflect increased estimated costs for materials and services related to the plugging and abandonment of certain vertical wells, as well as a decrease in the estimated useful life of these wells.

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

Working Capital

At September 30, 2016, this Partnership had a working capital of $175,000, compared to working capital of $182,000 at December 31, 2015. The $7,000 decrease in working capital from December 31, 2015 to September 30, 2016 was primarily due to the following changes:

•	a decrease in cash and cash equivalents of $28,000;

•	a decrease in crude oil inventory of $21,000;

•	an increase in the current portion of asset retirement obligations of $10,000; and

•	an increase in accounts payable and accrued expenses of $3,000.

Offset in part by:

•	an increase in accounts receivable of $40,000; and

•	a decrease in amounts due to Managing General Partner-other, net of $14,000.

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

Index

ROCKIES REGION 2007 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Cash Flows

Operating Activities

This Partnership's cash flows from operating activities in the nine months ended September 30, 2016 were primarily impacted by commodity prices, production volumes, operating costs and direct costs-general and administrative expenses. The key components of the changes in this Partnership's cash flows from operating activities are described in more detail in Results of Operations above.

Net cash provided by operating activities was $234,000 for the nine months ended September 30, 2016 compared to net cash from operating activities of $335,000 for the comparable period in 2015. The decrease of $101,000 in net cash from operating activities was primarily due to the following:

•	a decrease in crude oil, natural gas and NGLs sales of $110,000;

•	an increase in crude oil, natural gas and NGLs production costs of $46,000; and

•	an increase in direct costs - general and administrative of $22,000.

Offset in part by:

•	an increase in changes in operating assets and liabilities of $77,000.

Investing Activities

Cash flows from investing activities consist of investments in equipment. From time to time, this Partnership invests in equipment which supports treatment, delivery and measurement of crude oil, natural gas and NGLs or environmental protection. During the nine months ended September 30, 2016, investment in equipment was $46,000 compared to $58,000 during the nine months ended September 30, 2015.

Financing Activities

This Partnership initiated monthly cash distributions to investors in May 2008 and has distributed $113.6 million through September 30, 2016. The table below presents cash distributions to this Partnership's investors. Distributions to the Managing General Partner represent amounts distributed to the Managing General Partner for its 37% general partner interest in this Partnership and Investor Partner distributions include amounts distributed to Investor Partners for their 63% ownership share in this Partnership, including amounts distributed to the Managing General Partner for limited partnership units repurchased.

Distributions

Three Months Ended September 30,	Managing General Partner	Investor Partners	Total
2016	$35,274	$60,061	$95,335
2015	31,785	54,120	85,905

Nine Months Ended September 30,	Managing General Partner	Investor Partners	Total
2016	$79,821	$135,912	$215,733
2015	151,603	258,134	409,737

The decrease in distributions during the nine months ended September 30, 2016 as compared to 2015 is primarily due to a decrease in cash flows from operating activities in 2016.

Index

ROCKIES REGION 2007 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Off-Balance Sheet Arrangements

As of September 30, 2016, this Partnership had no off-balance sheet arrangements, as defined under SEC rules, which have or are reasonably likely to have a material current or future effect on this Partnership's financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

(a)    Evaluation of Disclosure Controls and Procedures

As of September 30, 2016, PDC, as Managing General Partner on behalf of this Partnership, carried out an evaluation, under the supervision and with the participation of the Managing General Partner's management, including the Chief Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of this Partnership's disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e).

Based on the results of this evaluation, the Managing General Partner's Chief Executive Officer and Principal Financial Officer concluded that this Partnership's disclosure controls and procedures were effective as of September 30, 2016.

(b)    Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2016, PDC, the Managing General Partner, made no changes in this Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected or are reasonably likely to materially affect this Partnership's internal control over financial reporting.

Index

ROCKIES REGION 2007 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

Neither this Partnership nor PDC, in its capacity as the Managing General Partner of this Partnership, is a party to any pending legal proceeding that PDC believes would have a materially adverse effect on this Partnership's business, financial condition, results of operations or liquidity.

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

The following table presents information about the Managing General Partner's limited partner unit repurchases during the three months ended September 30, 2016:

Period	Total Number of Units Repurchased	Average Price Paid Per Unit
July 1-31, 2016	—	$—
August 1-31, 2016	1.00	170
September 1-30, 2016	3.50	174
Total	4.50	$173

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
November 10, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Barton R. Brookman	President and Chief Executive Officer	November 10, 2016
Barton R. Brookman	PDC Energy, Inc. Managing General Partner of the Registrant
(principal executive officer)

/s/ R. Scott Meyers	Chief Accounting Officer	November 10, 2016
R. Scott Meyers	PDC Energy, Inc. Managing General Partner of the Registrant
(principal financial officer)