Form 10-Q
period 2017-06-30
ROCKIES REGION 2007 LP
filed 2017-08-11
CIK 1407805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the quarterly period ended June 30, 2017
or

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

As of June 30, 2017, this Partnership had 4,470 units of limited partnership interest and no units of additional general partnership interest outstanding.

Rockies Region 2007 Limited Partnership

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding this Partnership's business, financial condition, and results of operations. PDC Energy, Inc. (“PDC”) is the Managing General Partner of this Partnership. All statements other than statements of historical facts included in and incorporated by reference into this report are “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Words such as expects, anticipates, intends, plans, believes, seeks, estimates, and similar expressions or variations of such words are intended to identify forward-looking statements herein. These statements may relate to, among other things: future production (including the components of such production), sales, expenses, cash flows, and liquidity; estimated crude oil, natural gas, and natural gas liquids ("NGLs") reserves; anticipated capital expenditures and projects; availability of additional midstream facilities and services, timing of that availability and related benefits to this Partnership; the impact of high gathering system line pressures; the effect of environmental or regulatory actions; and the Managing General Partner's future strategies, plans, and objectives.

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

Important factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to:

•	availability of future cash flows to enable this Partnership to continue as a going concern, for investor distributions, or funding of development activities;

•	changes in worldwide production volumes and demand, including economic conditions that might impact demand and prices for the products this Partnership produces;

•	volatility of commodity prices for crude oil, natural gas, and NGLs and the risk of an extended period of depressed prices;

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

•	the effect of operating pressures from pipelines, gathering and transportation facilities that influence the ability for a well to produce against such pressures;

•	timing and receipt of necessary regulatory permits;

•	risks incidental to the operation of crude oil and natural gas wells;

•	future cash flows, liquidity, and financial condition;

•	competition within the oil and gas industry;

•	success of the Managing General Partner in marketing this Partnership's crude oil, natural gas, and NGLs;

•	impact of environmental events, governmental and other third-party responses to such events, and the Managing General Partner's ability to insure adequately against such events;

•	cost of pending or future litigation;

•	adjustments relating to asset dispositions that may be unfavorable to this Partnership;

•	the Managing General Partner's ability to retain or attract senior management and key technical employees; and

•	success of strategic plans, expectations, and objectives for future operations of the Managing General Partner.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Rockies Region 2007 Limited Partnership
Condensed Balance Sheets
(unaudited)

	June 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$840,783	$576,132
Accounts receivable	77,241	142,892
Crude oil inventory	23,221	14,453
Total current assets	941,245	733,477
Crude oil and natural gas properties, successful efforts method, at cost	4,357,622	4,355,731
Less: Accumulated depreciation, depletion, and amortization	(2,464,293)	(2,300,187)
Crude oil and natural gas properties, net	1,893,329	2,055,544
Total Assets	$2,834,574	$2,789,021

Liabilities and Partners' Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$7,670	$13,515
Due to Managing General Partner-other, net	258,803	398,584
Current portion of asset retirement obligations	1,667,500	1,207,500
Total current liabilities	1,933,973	1,619,599
Asset retirement obligations	1,356,344	1,701,009
Total Liabilities	3,290,317	3,320,608

Commitments and contingent liabilities

Partners' equity (deficit):
Managing General Partner	(5,359,001)	(5,390,635)
Limited Partners - 4,470 units issued and outstanding	4,903,258	4,859,048
Total Partners' Equity (Deficit)	(455,743)	(531,587)
Total Liabilities and Partners' Equity (Deficit)	$2,834,574	$2,789,021

See accompanying notes to unaudited condensed financial statements.

Rockies Region 2007 Limited Partnership
Condensed Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Crude oil, natural gas, and NGLs sales	$324,283	$316,229	$808,563	$680,160

Operating costs and expenses:
Lease operating expenses	178,601	279,107	333,861	523,568
Production taxes	16,060	20,351	34,387	25,291
Transportation, gathering and processing expenses	—	—	—	18,292
Direct costs - general and administrative	29,400	21,500	75,376	57,416
Depreciation, depletion, and amortization	72,903	98,018	164,106	212,712
Accretion of asset retirement obligations	58,238	47,771	115,335	94,579
Total operating costs and expenses	355,202	466,747	723,065	931,858

Net income (loss)	$(30,919)	$(150,518)	$85,498	$(251,698)

Net income (loss) allocated to partners	$(30,919)	$(150,518)	$85,498	$(251,698)
Less: Managing General Partner interest in net income (loss)	(11,440)	(55,692)	31,634	(93,128)
Net income (loss) allocated to Investor Partners	$(19,479)	$(94,826)	$53,864	$(158,570)

Net income (loss) per Investor Partner unit	$(4.36)	$(21.21)	$12.05	$(35.47)

Investor Partner units outstanding	4,470	4,470	4,470	4,470

See accompanying notes to unaudited condensed financial statements.

Rockies Region 2007 Limited Partnership
Condensed Statement of Partners' Equity (Deficit)
(unaudited)

	Six Months Ended June 30, 2017
		Managing
	Investor	General
	Partners	Partner	Total

Balance, December 31, 2016	$4,859,048	$(5,390,635)	$(531,587)

Distributions on behalf of Investor Partners for withholding taxes	(9,654)	—	(9,654)

Net income	53,864	31,634	85,498

Balance, June 30, 2017	$4,903,258	$(5,359,001)	$(455,743)

See accompanying notes to unaudited condensed financial statements.

Rockies Region 2007 Limited Partnership
Condensed Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$85,498	$(251,698)
Adjustments to net income (loss) to reconcile to net cash from operating activities:
Depreciation, depletion and amortization	164,106	212,712
Accretion of asset retirement obligations	115,335	94,579
Changes in assets and liabilities:
Accounts receivable	65,651	13,524
Crude oil inventory	(8,768)	23,011
Accounts payable and accrued expenses	(5,845)	67,336
Due to Managing General Partner-other, net	(139,781)	36,702
Net cash from operating activities	276,196	196,166

Cash flows from investing activities:
Capital expenditures for crude oil and natural gas properties	(1,891)	(39,681)
Net cash from investing activities	(1,891)	(39,681)

Cash flows from financing activities:
Distributions on behalf of Investor Partners for withholding taxes	(9,654)	(3,621)
Distributions to Partners	—	(116,777)
Net cash from financing activities	(9,654)	(120,398)

Net change in cash and cash equivalents	264,651	36,087
Cash and cash equivalents, beginning of period	576,132	495,945
Cash and cash equivalents, end of period	$840,783	$532,032

See accompanying notes to unaudited condensed financial statements.

ROCKIES REGION 2007 LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2017
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

As of June 30, 2017, there were 1,753 limited partners ("Investor Partners") in this Partnership. PDC is the designated Managing General Partner of this Partnership and owns a 37 percent Managing General Partner ownership in this Partnership. According to the terms of the Agreement, revenues, costs, and cash distributions of this Partnership are allocated 63 percent to the Investor Partners, which are shared pro rata based upon the number of units in this Partnership, and 37 percent to the Managing General Partner. The Managing General Partner may repurchase Investor Partner units under certain circumstances provided by the Agreement, upon request of an individual Investor Partner. The formula for the repurchase price is set at a minimum of four times the most recent 12 months of cash distributions. Due to the suspension of cash distributions during the first quarter of 2017, there is no value upon which to base the calculation, and therefore, no repurchase offers are currently being considered. On a cumulative basis, through June 30, 2017, the Managing General Partner has repurchased 153 units of Partnership interest from the Investor Partners at an average price of $2,258 per unit. As of June 30, 2017, the Managing General Partner owned approximately 39 percent of this Partnership, including the repurchased units. The Managing General Partner made no limited partner unit repurchases during the three months ended June 30, 2017.

In the Managing General Partner's opinion, the accompanying condensed financial statements contain all adjustments consisting of only normal recurring adjustments necessary for a fair statement of this Partnership's results for interim periods in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Accordingly, pursuant to such rules and regulations, certain notes and other financial information included in the audited financial statements have been condensed or omitted. The December 31, 2016, condensed balance sheet data was derived from this Partnership's audited financial statements, but does not include disclosures required by U.S. GAAP. The information presented in this Quarterly Report on Form 10-Q should be read in conjunction with this Partnership's audited financial statements and notes thereto included in this Partnership's 2016 Form 10-K. This Partnership's accounting policies are described in the Notes to Financial Statements in this Partnership's 2016 Form 10-K and updated, as necessary, in this Quarterly Report on Form 10-Q. The results of operations and cash flows for the six months ended June 30, 2017, are not necessarily indicative of the results to be expected for the full year or any future period.

Note 2 - Going Concern

This Partnership has historically funded its operations with cash flows from operations. This Partnership’s most significant cash outlays have related to its operating expenses, capital expenditures, plugging and abandonment of wells, and cash distributions to partners. While this Partnership generated positive cash from operations for the six months ended 2017, due to ongoing expected declines in production, anticipated future capital expenditures required to remain in compliance with certain regulatory requirements and to satisfy asset retirement obligations and this Partnership's working capital deficit of $993,000, the Managing General Partner believes that cash flows from operations will be insufficient to meet this Partnership’s obligations, absent a change in circumstances as described below. The negative impact to its cumulative lack of liquidity resulting from sustained depressed commodity prices and declining production from natural declines in productivity of the wells in this Partnership raises substantial doubt about this Partnership’s ability to continue as a going concern. As the expected cash outlays for plugging and abandoning wells over the next several years is expected to amount to meaningful expenditures, this applies further pressure on the overall liquidity of this Partnership. This deficit in available cash flows generated by this Partnership's operations is expected to be funded by the Managing General Partner to the extent necessary. The Managing General Partner will recover amounts funded from future cash flows of this Partnership, to the extent available.

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

The ability of this Partnership to continue as a going concern is dependent upon its ability to attain a satisfactory level of cash flows from operations. Greater cash flow would most likely occur from improved commodity pricing and, to a lesser extent, a sustained increase in production. Historically, as a result of the normal production decline in a well's production life cycle, this Partnership has not experienced a sustained increase in production without substantial amounts of capital expenditures.

The Managing General Partner is considering various options to potentially mitigate risks impacting this Partnership’s ability to continue as a going concern, including, but not limited to, deferral of obligations, continued suspension of distributions to partners, and partial or complete sale of assets. There can be no assurance that this Partnership will be able to mitigate such conditions. Failure to do so could result in a partial asset sale or some form of bankruptcy, liquidation, or dissolution of this Partnership.

The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities and commitments in the normal course of business. The financial statements do not reflect any adjustments that might result if this Partnership is unable to continue as a going concern.

Note 3 - Summary of Significant Accounting Policies

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board ("FASB") and the International Accounting Standards Board issued their converged standard on revenue recognition that provides a single, comprehensive model that entities will apply to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The standard outlines a five-step approach to apply the underlying principle: (1) identify the contract with the customer, (2) identify the separate performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to separate performance obligations, and (5) recognize revenue when (or as) each performance obligation is satisfied. In March 2016, the FASB issued an update to the standard intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations when recognizing revenue. The revenue standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The revenue standard can be adopted under the full retrospective method or simplified transition method. Entities are permitted to adopt the revenue standard early, beginning with annual reporting periods after December 15, 2016. The Managing General Partner of this Partnership is in the process of assessing potential impacts of the new standard on this Partnership's existing revenue recognition criteria, as well as on related revenue recognition disclosures.

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
June 30, 2017
(unaudited)

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

The Managing General Partner utilizes fair value, on a non-recurring basis, to perform impairment testing on this Partnership's crude oil and natural gas properties by comparing carrying value to estimated undiscounted future net cash flows. If carrying value exceeds undiscounted future net cash flows, the measurement of impairment is based on estimated fair value and is measured by the amount by which the carrying value exceeds the estimated fair value.

Note 5 - Asset Retirement Obligations

The following table presents the changes in the carrying amount of the asset retirement obligations associated with this Partnership's working interest in crude oil and natural gas properties:

Amount

Balance at December 31, 2016	$2,908,509
Accretion expense	115,335
Balance at June 30, 2017	3,023,844
Less current portion	(1,667,500)
Long-term portion	$1,356,344

This Partnership's estimated asset retirement obligations liability is based on historical experience in plugging and abandoning wells, estimated economic lives, estimated plugging and abandonment costs, and federal and state regulatory requirements. The liability is discounted using the credit-adjusted risk-free rate estimated at the time the liability is incurred or revised. As of June 30, 2017, the credit-adjusted risk-free rates used to discount this Partnership's plugging and abandonment liabilities ranged from 6.5 percent to 8.2 percent. In periods subsequent to initial measurement of the liability, this Partnership must recognize period-to-period changes in the liability resulting from the passage of time, revisions to either the amount of the original estimate of undiscounted cash flows or changes in inflation factors and changes to this Partnership's credit-adjusted risk-free rate as market conditions warrant. The current portion of the asset retirement obligations relates to 25 to 30 wells that are expected to be plugged and abandoned during the next 12 months.

Note 6 - Commitments and Contingencies

Legal Proceedings

Neither this Partnership nor PDC, in its capacity as the Managing General Partner of this Partnership, are party to any pending legal proceeding that PDC believes would have a materially adverse effect on this Partnership's business, financial condition, results of operations or liquidity.

Environmental

Due to the nature of the oil and gas industry, this Partnership is exposed to environmental risks. The Managing General Partner has various policies and procedures in place to prevent environmental contamination and mitigate the risks from environmental contamination. The Managing General Partner conducts periodic reviews to identify changes in this

ROCKIES REGION 2007 LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2017
(unaudited)

Partnership's environmental risk profile. Liabilities are recorded when environmental remediation efforts are probable and the costs can be reasonably estimated. These liabilities are reduced as remediation efforts are completed or are adjusted as a consequence of subsequent periodic reviews. Except as discussed herein, the Managing General Partner is not currently aware of any environmental claims existing as of June 30, 2017 which have not been provided for or would otherwise have a material impact on this Partnership's financial statements; however, there can be no assurance that current regulatory requirements will not change or unknown past non-compliance with environmental laws or other potential sources of liability will not be discovered on this Partnership's properties.

In August 2015, the Managing General Partner received a Clean Air Act Section 114 Information Request (the "Information Request") from the U.S. Environmental Protection Agency ("EPA"). The Information Request sought, among other things, information related to the design, operation, and maintenance of our Wattenberg Field production facilities in the Denver-Julesburg Basin of Colorado. The Information Request focuses on historical operation and design information for 46 production facilities, of which four relate to this Partnership, and asked that the Managing General Partner conduct sampling and analyses at the identified 46 facilities. The Managing General Partner responded with the requested data to the Information Request in January 2016.

In addition, in December 2015, the Managing General Partner received a Compliance Advisory pursuant to C.R.S. 25-7-115(2) from the Colorado Department of Public Health and Environment's (“CDPHE”) Air Quality Control Commission's Air Pollution Control Division alleging that the Managing General Partner failed to design, operate, and maintain certain condensate collection, storage, processing, and handling operations to minimize leakage of volatile organic compounds at 65 facilities consistent with applicable standards under Colorado law. These 65 facilities include four of this Partnership's wells.

For more than a year, the Managing General Partner held a series of meetings with the EPA, Department of Justice (“DOJ”) and CDPHE on the above matters, including reviewing drafts of a potential consent decree. On June 26, 2017, the DOJ on behalf of the EPA, and the State of Colorado filed a complaint against PDC based on the above matters. The Managing General Partner continues to schedule meetings with these agencies in working toward a resolution of the matters. The ultimate outcome related to these combined actions is not known at this time.

The profitability of older low-production wells, such as those owned by this Partnership, is likely to be disproportionately affected by any injunctive relief required, which could result in decisions to plug additional wells owned by this Partnership.

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

The following table presents transactions with the Managing General Partner reflected in the condensed balance sheets line item “Due to Managing General Partner-other, net,” which remain undistributed or unsettled with this Partnership's investors as of the dates indicated:

	June 30, 2017	December 31, 2016
Crude oil, natural gas, and NGLs sales revenues collected from this Partnership's third-party customers	$110,758	$153,743
Other (1)	(369,561)	(552,327)
Due to Managing General Partner-other, net	$(258,803)	$(398,584)

(1)
All other unsettled transactions between this Partnership and the Managing General Partner. The majority of these are capital expenditures, operating costs, plugging and abandonment costs, and general and administrative costs that have not been deducted from distributions.

ROCKIES REGION 2007 LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2017
(unaudited)

The following table presents Partnership transactions with the Managing General Partner for the three and six months ended June 30, 2017 and 2016. “Well operations and maintenance” is charged by the Managing General Partner for the operation of this Partnership's wells and is included in the “Lease operating expenses” line item on the condensed statements of operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Well operations and maintenance	$66,191	$84,314	$147,564	$173,251
Direct costs - general and administrative	29,400	21,500	75,376	57,416
Cash distributions	—	46,932	—	46,932

Index

ROCKIES REGION 2007 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Partnership Overview

This Partnership engages in the development, production and sale of crude oil, natural gas, and NGLs. This Partnership began crude oil and natural gas operations in August 2007 and currently operates 73 gross (71.9 net) wells located in the Wattenberg Field of Colorado. The Managing General Partner markets this Partnership's crude oil, natural gas, and NGL production to midstream marketers. Crude oil, natural gas, and NGLs are sold primarily under market-based contracts in which the price varies as a result of market forces. PDC does not charge a separate fee for the marketing of the crude oil, natural gas, and NGLs because these services are covered by a monthly well operating charge. Seasonal factors, such as effects of weather on realized commodity prices, availability of third-party owned pipeline capacity, and other factors such as high line pressures in the gathering system, whether caused by heat or third-party capacity issues, may impact this Partnership's results.

Partnership Operating Results Overview

Crude oil, natural gas, and NGLs sales increased 19 percent for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. There was a 41 percent increase in average sales price, partially offset by the decrease in sales volume of 23 percent in the comparable quarters. The average selling price per Boe was $28.16 for the six months ended June 30, 2017, compared to $19.99 for the six months ended June 30, 2016. Production volumes were 28,709 Boe for the six months ended June 30, 2017, compared to 37,196 Boe for the six months ended June 30, 2016. Total production costs, which consists of lease operating expenses, production taxes, and transportation, gathering and processing expenses decreased to $368,248 for the six months ended June 30, 2017, as compared to $567,151 for the six months ended June 30, 2016. The decrease in production costs was due to a decrease in lease operating expenses related to regulatory and environmental compliance, compressor rentals, contract labor costs, maintenance, and other operational costs. This Partnership incurred higher production tax expense in the six months of 2017, driven by higher realized sales prices. During the six months ended June 30, 2017, this Partnership did not utilize the White Cliffs pipeline to transport a portion of its crude oil and therefore, did not incur any transportation, gathering or processing expenses. On a per Boe basis, total production costs, which includes lease operating expenses, production taxes and transportation, gathering and processing expenses, decreased to $12.83 for the six months ended June 30, 2017, from $15.25 for the six months ended June 30, 2016.

When considering the current commodity price environment, coupled with the ongoing operating costs, production taxes, direct costs - general and administrative, as well as the costs expected to be incurred for plugging and abandoning wells, we believe that this Partnership will not be able to sustain positive net cash flows in the foreseeable future. Accordingly, in the first quarter 2017, this Partnership suspended cash distributions, with the exception of tax withholding payments, until such time, if at all, that cash flows can reasonably be expected to support the necessary costs of operations and the expected plugging and abandoning of the wells that are becoming unproductive and/or the required capital investments for regulatory requirements, and this Partnership becomes current on its obligations. Because of the projected negative net cash flows, there is substantial doubt about this Partnership’s ability to continue as a going concern.

The Managing General Partner is considering various options to potentially mitigate risks impacting this Partnership’s ability to continue as a going concern, including, but not limited to, deferral of obligations, continued suspension of distributions to partners, and partial or complete sale of assets. There can be no assurance that this Partnership will be able to mitigate such conditions. Failure to do so could result in a partial asset sale or some form of bankruptcy, liquidation, or dissolution of this Partnership.

Index

ROCKIES REGION 2007 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Results of Operations

Summary Operating Results

The following table presents selected information regarding this Partnership’s results of operations:

	Three months ended June 30,			Six months ended June 30,
	2017	2016	Change	2017	2016	Change
Number of gross productive wells (end of period)	73	75	(3)%	73	75	(3)%

Production
Crude oil (Bbl)	4,822	7,614	(37)%	11,687	17,118	(32)%
Natural gas (Mcf)	25,454	32,609	(22)%	56,506	70,102	(19)%
NGLs (Bbl)	3,680	3,974	(7)%	7,605	8,394	(9)%
Crude oil equivalent (Boe)	12,744	17,023	(25)%	28,709	37,196	(23)%
Average Boe per day	140	187	(25)%	159	204	(23)%

Crude oil, natural gas, and NGLs sales
Crude oil	$223,071	$294,720	(24)%	$564,697	$573,858	(2)%
Natural gas	55,761	43,537	28%	131,077	97,371	35%
NGLs	45,451	41,234	10%	112,789	72,193	56%
Provision for underpayment of natural gas sales	—	(63,262)	*	—	(63,262)	*
Total crude oil, natural gas, and NGLs sales	$324,283	$316,229	3%	$808,563	$680,160	19%

Average selling price
Crude oil (per Bbl)	$46.26	$38.71	20%	$48.32	$33.52	44%
Natural gas (per Mcf)	2.19	1.34	63%	2.32	1.39	67%
NGLs (per Bbl)	12.35	10.38	19%	14.83	8.60	72%
Crude oil equivalent (per Boe)	$25.45	$22.29	14%	$28.16	$19.99	41%

Average cost per Boe
Lease operating expenses	$14.01	$16.40	(15)%	$11.63	$14.08	(17)%
Production taxes	1.26	1.19	6%	1.20	0.68	76%
Transportation, gathering and processing expenses	—	—	*	—	0.49	*
Total production costs	$15.27	$17.59	(13)%	$12.83	$15.25	(16)%

Depreciation, depletion and amortization	$5.72	$5.76	(1)%	$5.72	$5.72	—%

Operating costs and expenses
Lease operating expenses	$178,601	$279,107	(36)%	$333,861	$523,568	(36)%
Production taxes	16,060	20,351	(21)%	34,387	25,291	36%
Transportation, gathering and processing expenses	—	—	*	—	18,292	*
Direct costs - general and administrative	29,400	21,500	37%	75,376	57,416	31%
Depreciation, depletion and amortization	72,903	98,018	(26)%	164,106	212,712	(23)%

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
NGLs - Natural gas liquids
NYMEX - New York Mercantile Exchange

Crude Oil, Natural Gas, and NGLs Sales

Changes in Crude Oil, Natural Gas, and NGLs Production Volumes.  For the three and six months ended June 30, 2017 as compared to the three and six months ended June 30, 2016, crude oil, natural gas, and NGLs production, on a per barrel of oil equivalent (Boe) basis, decreased 25 percent and 23 percent, respectively, primarily resulting from high line pressures on the gas gathering facilities as well as the natural decline rates of this Partnership's wells.

On a sequential quarterly basis, production for the second quarter 2017 declined to 12,700 Boe compared to 16,000 Boe for the first quarter 2017. The main driver in the decrease was due to the natural decline rates of this Partnership's wells and an increase in the gathering system line pressures. Production throughout the remainder of 2017 is expected to be negatively impacted as line pressures are expected to increase due to the midstream provider currently processing at full capacity, along with the normal production decline in a well's production life cycle.

This Partnership’s production has historically been affected by extreme fluctuations in gathering system line pressures in the Wattenberg Field. This Partnership relies on its third-party midstream service provider to construct gathering, compression, and processing facilities to keep pace with the overall field’s production growth. Starting in late 2014 and into early 2015, field-wide line pressures increased significantly primarily due to the gathering systems being near capacity and increased ambient temperatures. This Partnership’s midstream service provider added additional compressors and a new processing plant in mid-2015, which lowered field-wide line pressures beginning in mid 2015 and continuing throughout the first half of 2016.

Primarily as a result of the lowered system line pressures, this Partnership’s production remained the same in 2016 as compared to 2015, in spite of the natural decline in the well's life cycle. During 2017, the line pressures on this Partnership's wells have sharply increased from an average of approximately 130 pounds per square inch (“psi”) at the beginning of the year to approximately 245 psi in June, an increase of 88 percent. In July 2017, this Partnership’s midstream service provider is processing at full capacity and basin-wide activity remains high; therefore, line pressures continue to increase.

Production from older vertical wells is susceptible to being negatively impacted by increasing gathering system line pressures compared to newer wells. Production equipment on the majority of this Partnership's wells can operate up to a certain line pressure, at which point safety valves will shut-in a well. This maximum operating line pressure is typically between 275 and 300 psi. This Partnership's wells are approaching that maximum limit now. In order to manage the impact of the increased line pressures, the Managing General Partner, along with other major operators in the Wattenberg Field, continue to work closely with this Partnership's third-party midstream provider in an effort to ensure adequate system capacity going forward, as evidenced by a commitment signed in December 2016 with the midstream provider to build additional gathering and processing capacity in the field. This expansion of gathering, compression, and processing facilities is expected to increase the capacity of the natural gas gathering pipelines and processing facilities in order to lower line pressures and accommodate more volumes in the field. However, the new facilities are not scheduled to go on line until the fourth quarter of 2018. We expect that line pressures will remain high until the new plant is placed in service, causing this Partnership's wells to experience difficult periods of production that may result in shut-in periods. With current and expected ongoing horizontal development in the field, this increase in capacity scheduled for 2018 may not offset all of the production increases expected in the Wattenberg Field. The timing and availability of adequate infrastructure is not within the Managing General Partner’s nor this Partnership’s control.

Crude Oil, Natural Gas, and NGLs Pricing.  This Partnership's results of operations depend upon many factors, particularly the price of crude oil, natural gas, and NGLs, and the Managing General Partner's ability to market this Partnership's production effectively. Crude oil, natural gas, and NGLs prices are among the most volatile of all commodity prices. The price of crude oil, natural gas, and NGLs increased during the three and six months ended June 30, 2017, as

Index

ROCKIES REGION 2007 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

compared to the three and six months ended June 30, 2016 primarily due to improvements in NYMEX crude oil and natural gas prices and improved price realizations.

Crude oil, natural gas, and NGLs revenues are recognized when production is sold to a purchaser at a fixed or determinable price, delivery has occurred, rights and responsibility of ownership have transferred and collection of revenue is reasonably assured. This Partnership's crude oil, natural gas and NGLs sales are recorded under either the “net-back” or "gross" method of accounting, depending upon the transportation method used. This Partnership uses the net-back method of accounting for transportation and processing arrangements of this Partnership's sales pursuant to which the transportation and/or processing is provided by or through the purchaser. The net-back method results in the recognition of a sales price that is below the indices for which the production is based. This Partnership uses the gross method of accounting for crude oil delivered through the White Cliffs pipeline as the purchasers do not provide transportation, gathering or processing. Under this method, this Partnership recognizes revenues based on the gross selling price. During the six months ended June 30, 2017, this Partnership did not utilize the White Cliffs pipeline to transport a portion of its crude oil, and therefore did not incur any transportation, gathering, or processing expenses.

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

Three months ended June 30, 2017 as compared to three months ended June 30, 2016

Total lease operating expenses for the three months ended June 30, 2017, decreased approximately $101,000 compared to the same period in 2016, primarily due to decreases in production related overhead, compressor rentals and water hauling costs, and the impact of timing of sales of crude oil from inventory during the three months ended June 30, 2017 compared to the same period in 2016. When inventory accumulates, the cost of the production is capitalized as inventory costs. Upon sale of the inventory, the cost of production previously capitalized is relieved from inventory and recognized as lease operating expense.

Six months ended June 30, 2017 as compared to six months ended June 30, 2016

Total lease operating expenses for the six months ended June 30, 2017, decreased approximately $190,000 compared to the same period in 2016, primarily due to the decrease in production costs was due to a decrease in lease operating expenses related to regulatory and environmental compliance, compressor rentals, contract labor costs, maintenance, and other operational costs. Production taxes increased by $9,000 due to a 19 percent increase in crude oil, natural gas, and NGLs sales and increased tax rates in the six months ended June 30, 2017 as compared to the same period in 2016. Transportation, gathering and processing costs decreased by $18,000 as there was no crude oil delivered through the White Cliffs pipeline during the six months ended June 30, 2017.

Direct costs - general and administrative

Index

ROCKIES REGION 2007 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Direct costs - general and administrative for the three and six months ended June 30, 2017 increased approximately $8,000 and $18,000, respectively, compared to the same period in 2016, primarily attributable to higher professional fees.

Depreciation, Depletion and Amortization

Three months ended June 30, 2017 as compared to three months ended June 30, 2016

Depreciation, depletion, and amortization ("DD&A") expense decreased for the three months ended June 30, 2017, compared to the three months ended June 30, 2016, due to a 25 percent decrease in production related to crude oil and natural gas properties that is directly related to proved reserves and production volumes. The DD&A expense rate per Boe decreased slightly to $5.72 for the three months ended June 30, 2017 compared to $5.76 during the same period in 2016.

Six months ended June 30, 2017 as compared to six months ended June 30, 2016

Depreciation, depletion, and amortization ("DD&A") expense decreased for the six months ended June 30, 2017, compared to the six months ended June 30, 2016, due to a 23 percent decrease in production related to crude oil and natural gas properties that is directly related to proved reserves and production volumes. The DD&A expense rate per Boe remained flat at $5.72 for the six months ended June 30, 2017 as compared to the same period in 2016.

Asset Retirement Obligations and Accretion Expense

The Managing General Partner expects that 25 to 30 of this Partnership's wells will be plugged and abandoned during the next 12 months. These wells are expected to be uneconomical to operate given anticipated capital spending that would be required to meet newly-implemented environmental standards. The costs to plug and abandon wells in 2017 is expected to result in a significant cash outflow for this Partnership. To the extent that the costs of plugging and abandonment activities exceed current cash balances and available cash flows generated by this Partnership's operations, the Managing General Partner will fund such activities. The Managing General Partner would recover amounts funded from future cash flows of this Partnership, if available. Accretion of asset retirement obligations expense for the six months ended June 30, 2017, was primarily attributable to an increase in asset retirement obligations recorded in December 2016 to reflect a decrease in the estimated useful life of these wells.

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

Due to the trend of decreased liquidity that this Partnership has been experiencing in recent periods, and anticipated future expenditures required to remain in compliance with certain regulatory requirements and costs of necessary plugging and abandonment activities, the Managing General Partner believes that projected cash flows from operations will be insufficient to meet this Partnership’s obligations. Commodity prices during the six months ended June 30, 2017, showed improvement relative to pricing experienced during the comparable period of 2016. However, this level of price improvement alone is not likely to be sufficient to alleviate concerns regarding this Partnership’s ability to meet its obligations. To meet such obligations, which total approximately $1.9 million at June 30, 2017, this Partnership would likely need to continue to experience production volume improvement and/or commodity pricing would need to significantly improve over current levels.

This Partnership's future operations are expected to be conducted with available funds and revenues generated from crude oil, natural gas, and NGLs production activities from the producing wells. Crude oil, natural gas, and NGLs production from existing properties are generally expected to continue a gradual decline in the rate of production over the remaining life of the wells. These declines in production will be particularly significant during times of increased gathering system line pressures. Given the current commodity price forecast, this Partnership anticipates a net lower annual level of crude oil, natural gas, and NGLs production and, therefore, lower revenues. Under these circumstances, decreased production would have a material adverse impact on this Partnership's operations and, when combined with the requirements to plug and abandon wells,

Index

ROCKIES REGION 2007 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

the Managing General Partner has made the decision, beginning in the first quarter of 2017, to suspend distributions from this Partnership, until such time, if at all, that cash flows can reasonably be expected to support the necessary costs of expected plugging and abandoning of the wells that are becoming unproductive and/or the required capital investments for regulatory requirements, and this Partnership becomes current on its obligations.

Working Capital

At June 30, 2017, this Partnership had a working capital deficit of $993,000, compared to working capital deficit of $886,000 at December 31, 2016. The $107,000 increase in the working capital deficit from December 31, 2016 to June 30, 2017 was primarily due to a $460,000 increase in the current portion of asset retirement obligations and the $265,000 increase in cash which was partially offset by a $140,000 decrease in the amount due to the Managing General Partner.

Although the D&O Agreement permits this Partnership to borrow funds on its behalf for Partnership activities, the Managing General Partner does not anticipate electing to fund a portion of this Partnership's activities, if any, through borrowings; nor is it likely that borrowings would be supportable based on the remaining asset composition of the Partnership. Partnership borrowings, should any occur, will be non-recourse to the Investor Partners. Accordingly, this Partnership, rather than the Investor Partners, will be responsible for repaying any amounts borrowed.

Cash Flows

Operating Activities

This Partnership's cash flows from operating activities in the six months ended June 30, 2017, were primarily impacted by commodity prices, production volumes, operating costs, and direct costs-general and administrative expenses. The key components of the changes in this Partnership's cash flows from operating activities are described in more detail in Results of Operations above.

Net cash from operating activities was $276,000 for the six months ended June 30, 2017, compared to net cash from operating activities of $196,000 for the comparable period in 2016. The increase of $80,000 used in net cash from operating activities was primarily due to the following:

•	an increase in crude oil, natural gas, and NGLs sales revenue of $128,000; and

•	a decrease in crude oil, natural gas, and NGLs productions costs of $199,000.

Offset in part by:

•	an decrease in change in assets and liabilities of $229,000.

Investing Activities

Cash flows from investing activities consist of investments in equipment. From time to time, this Partnership invests in equipment which supports treatment, delivery and measurement of crude oil, natural gas, and NGLs or environmental protection. During the six months ended June 30, 2017, this Partnership made no such investments. During the six months ended June 30, 2016, the investment in equipment was $40,000.

Financing Activities

Cash flows from financing activities in 2017 consist of cash distributions to investors. This Partnership suspended cash distributions during the three months ended March 31, 2017.

Off-Balance Sheet Arrangements

As of June 30, 2017, this Partnership had no off-balance sheet arrangements, as defined under SEC rules, which have or are reasonably likely to have a material current or future effect on this Partnership's financial condition, results of operations, liquidity, capital expenditures, or capital resources.

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

Recent Regulatory Developments

On May 2, 2017, in response to an incident in Firestone, Colorado, the Colorado Oil & Gas Conservation Commission (“COGCC”) issued a Notice to Operators (the “Notice”). While the incident was associated with another operator, the COGCC issued the Notice to all operators in the state of Colorado. Among other things, the Notice included requirements for all operators of oil and gas wells in Colorado to inspect all existing flowlines and pipelines located within 1,000 feet of a building unit; inspect any abandoned flowlines or pipelines, regardless of distance to ensure proper abandonment; and test integrity of all connected flowlines. Additional regulations or mandates from the COGCC or other regulators related to this matter are expected to arise. The profitability of older low-production wells, such as those owned by this Partnership, is likely to be disproportionately affected by such new regulations, and could result in decisions to plug additional wells owned by this Partnership.

The Managing General Partner complied with both phases of the Notice. The Managing General Partner has an existing Flowline Integrity Management Program to inspect all Denver-Julesburg Basin wells and related pipelines on an annual basis, and will continue to engage in this process.

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

(a)    Evaluation of Disclosure Controls and Procedures

As of June 30, 2017, PDC, as Managing General Partner on behalf of this Partnership, carried out an evaluation, under the supervision and with the participation of the Managing General Partner's management, including the Chief Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of this Partnership's disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e).

Based on the results of this evaluation, the Managing General Partner's Chief Executive Officer and Principal Financial Officer concluded that this Partnership's disclosure controls and procedures were effective as of June 30, 2017.

(b)    Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2017, PDC, the Managing General Partner, made no changes in this Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected or are reasonably likely to materially affect this Partnership's internal control over financial reporting.

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

In August 2015, the Managing General Partner received a Clean Air Act Section 114 Information Request (the "Information Request") from the U.S. Environmental Protection Agency ("EPA"). The Information Request sought, among other things, information related to the design, operation, and maintenance of our Wattenberg Field production facilities in the Denver-Julesburg Basin of Colorado. The Information Request focuses on historical operation and design information for 46 production facilities, of which four relate to this Partnership, and asked that the Managing General Partner conduct sampling and analyses at the identified 46 facilities. The Managing General Partner responded with the requested data to the Information Request in January 2016.

In addition, in December 2015, the Managing General Partner received a Compliance Advisory pursuant to C.R.S. 25-7-115(2) from the Colorado Department of Public Health and Environment's (“CDPHE”) Air Quality Control Commission's Air Pollution Control Division alleging that the Managing General Partner failed to design, operate, and maintain certain condensate collection, storage, processing, and handling operations to minimize leakage of volatile organic compounds at 65 facilities consistent with applicable standards under Colorado law. These 65 facilities include four of this Partnership's wells.

For more than a year, the Managing General Partner held a series of meetings with the EPA, Department of Justice (“DOJ”) and CDPHE on the above matters, including reviewing drafts of a potential consent decree. On June 26, 2017, the DOJ on behalf of the EPA, and the State of Colorado filed a complaint against PDC based on the above matters. The Managing General Partner continues to schedule meetings with these agencies in working toward a resolution of the matters. The ultimate outcome related to these combined actions is not known at this time.

The profitability of older low-production wells, such as those owned by this Partnership, is likely to be disproportionately affected by any injunctive relief required, which could result in decisions to plug additional wells owned by this Partnership.

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
In accordance with the Partnership Agreement, the Managing General Partner has elected to suspend cash distributions beginning in the first quarter of 2017. The formula for the repurchase price is set at a minimum of four times the most recent 12 months of cash distributions. Due to the suspension of cash distributions as of March 31, 2017, there is no value upon which to base the calculation, and therefore, no repurchase offers are currently being considered. In any calendar year, the Managing General Partner is conditionally obligated to purchase Investor Partner units aggregating up to 10 percent of the initial subscriptions, if requested by an individual Investor Partner, subject to PDC's financial ability to do so and upon receipt of opinions of counsel that the repurchase will not cause this Partnership to be treated as a “publicly traded partnership” or result in the termination of this Partnership for federal income tax purposes. If accepted, repurchase requests are fulfilled by the Managing General Partner on a first-come, first-served basis. The Managing General Partner did not have limited partner unit repurchases during the three months ended June 30, 2017.

Item 3.    Defaults Upon Senior Securities

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
August 11, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Barton R. Brookman	President and Chief Executive Officer	August 11, 2017
Barton R. Brookman	PDC Energy, Inc. Managing General Partner of the Registrant
(principal executive officer)

/s/ David W. Honeyfield	Senior Vice President and Chief Financial Officer	August 11, 2017
David W. Honeyfield	PDC Energy, Inc. Managing General Partner of the Registrant
(principal financial officer)