Form 10-Q
period 2018-09-30
ROCKIES REGION 2007 LP
filed 2018-11-14
CIK 1407805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the quarterly period ended September 30, 2018
or

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
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of September 30, 2018, this Partnership had 4,470 units of limited partnership interest and no units of additional general partnership interest outstanding.

Rockies Region 2007 Limited Partnership

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the U.S. Private Securities Litigation Reform Act of 1995 regarding this Partnership's business, financial condition and results of operations. PDC Energy, Inc. (“PDC”) is the Managing General Partner of this Partnership. All statements other than statements of historical fact included in and incorporated by reference into this report are “forward-looking statements”. Words such as expect, anticipate, intend, plan, believe, seek, estimate, schedule and similar expressions or variations of such words are intended to identify forward-looking statements herein. Forward-looking statements include, among other things, statements regarding future production, costs and cash flows; commodity prices and differentials; capital expenditures; the impact of elevated gathering system line pressures; availability of additional midstream facilities and services, timing of that availability and related benefits to this Partnership; the effect of environmental or regulatory actions; this Partnership's bankruptcy process; and the Managing General Partner's future strategies, plans and objectives.

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

Important factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to:

•	availability of future cash flows;

•	changes in worldwide production volumes and demand, including economic conditions that might impact demand and prices for the products this Partnership produces;

•	volatility of commodity prices for crude oil, natural gas and natural gas liquids ("NGLs") and the risk of an extended period of depressed prices;

•	volatility and widening of differentials;

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

•	the effect of operating pressures from pipelines, gathering and transportation facilities that influence the ability of a well to produce against such pressures;

•	timing and receipt of necessary regulatory permits;

•	risks incidental to the operation of crude oil and natural gas wells;

•	increases or changes in operating costs, severance and ad valorem taxes;

•	future cash flows, liquidity and financial condition;

•	competition within the oil and gas industry;

•	success of the Managing General Partner in marketing this Partnership's crude oil, natural gas and NGLs;

•	impact of environmental events, governmental and other third-party responses to such events and the Managing General Partner's ability to insure adequately against such events;

•	cost of pending or future litigation;

•	costs and other issues associated with this Partnership's bankruptcy process;

•	the Managing General Partner's ability to retain or attract senior management and key technical employees; and

•	success of strategic plans, expectations and objectives for future operations of the Managing General Partner.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Rockies Region 2007 Limited Partnership
Condensed Balance Sheets
(unaudited)

	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$159,452	$357,711
Accounts receivable	78,068	166,651
Crude oil inventory	26,096	37,443
Total current assets	263,616	561,805
Crude oil and natural gas properties, successful efforts method, at cost	2,293,007	4,413,455
Less: Accumulated depreciation, depletion and amortization	(1,287,905)	(2,578,345)
Crude oil and natural gas properties, net	1,005,102	1,835,110
Total Assets	$1,268,718	$2,396,915

Liabilities and Partners' Equity (Deficit)
Current liabilities:
Due to Managing General Partner, net	$510,456	$638,081
Current portion of asset retirement obligations	820,000	750,000
Total current liabilities	1,330,456	1,388,081
Asset retirement obligations	1,203,765	1,450,305
Total Liabilities	2,534,221	2,838,386

Commitments and contingent liabilities

Partners' equity (deficit):
Managing General Partner	(5,658,612)	(5,353,720)
Limited Partners - 4,470 units issued and outstanding	4,393,109	4,912,249
Total Partners' Deficit	(1,265,503)	(441,471)
Total Liabilities and Partners' Equity (Deficit)	$1,268,718	$2,396,915

See accompanying notes to unaudited condensed financial statements.

Rockies Region 2007 Limited Partnership
Condensed Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Crude oil, natural gas and NGLs sales	$146,926	$226,545	$518,208	$1,035,108

Operating costs and expenses:
Lease operating expenses	130,059	149,123	374,224	482,984
Production taxes	5,088	7,606	17,990	41,993
Direct costs - general and administrative	28,140	27,482	178,144	102,858
Depreciation, depletion and amortization	38,755	56,070	129,110	220,176
Impairment of crude oil and natural gas properties	752,871	—	752,871	—
Accretion of asset retirement obligations	27,227	35,055	98,825	150,390
Gain on recovery of sales tax refund	—	(121,348)	—	(121,348)
(Gain) loss on settlement of asset retirement obligations	1,303	(84,850)	(208,924)	(84,850)
Total operating costs and expenses	983,443	69,138	1,342,240	792,203
Income (loss) from operations	(836,517)	157,407	(824,032)	242,905
Interest income on sales tax refund	—	40,687	—	40,687
Net income (loss)	$(836,517)	$198,094	$(824,032)	$283,592

Net income (loss) allocated to partners	$(836,517)	$198,094	$(824,032)	$283,592
Less: Managing General Partner interest in net income (loss)	(309,511)	73,295	(304,892)	104,929
Net income (loss) allocated to Investor Partners	$(527,006)	$124,799	$(519,140)	$178,663

Net income (loss) per Investor Partner unit	$(117.90)	$27.92	$(116.14)	$39.97

Investor Partner units outstanding	4,470	4,470	4,470	4,470

See accompanying notes to unaudited condensed financial statements.

Rockies Region 2007 Limited Partnership
Condensed Statement of Partners' Equity (Deficit)
(unaudited)

	Nine Months Ended September 30, 2018
		Managing
	Investor	General
	Partners	Partner	Total

Balance, December 31, 2017	$4,912,249	$(5,353,720)	$(441,471)

Net loss	(519,140)	(304,892)	(824,032)

Balance, September 30, 2018	$4,393,109	$(5,658,612)	$(1,265,503)

See accompanying notes to unaudited condensed financial statements.

Rockies Region 2007 Limited Partnership
Condensed Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$(824,032)	$283,592
Adjustments to net income to reconcile to net cash from operating activities:
Depreciation, depletion and amortization	129,110	220,176
Impairment of natural gas and crude oil properties	752,871	—
Accretion of asset retirement obligations	98,825	150,390
Gain on settlement of asset retirement obligations	(208,924)	(84,850)
Gain on recovery of sales tax refund	—	(121,348)
Changes in assets and liabilities:
Accounts receivable	88,583	139,722
Crude oil inventory	11,347	(19,507)
Asset retirement obligations	(261,337)	(860,455)
Due to Managing General Partner, net	(115,342)	560,039
Net cash from operating activities	(328,899)	267,759

Cash flows from investing activities:
Capital expenditures for crude oil and natural gas properties	(86,610)	(47,229)
Proceeds from sales of well equipment	217,250	14,797
Proceeds from the recovery of sales tax refund	—	39,199
Net cash from investing activities	130,640	6,767

Cash flows from financing activities:
Distributions on behalf of Investor Partners for withholding taxes	—	(9,654)

Net change in cash and cash equivalents	(198,259)	264,872
Cash and cash equivalents, beginning of period	357,711	576,132
Cash and cash equivalents, end of period	$159,452	$841,004

Supplemental cash flow information:
Asset retirement obligation, with corresponding change in crude oil and natural gas properties	$194,896	$(163,992)
Change in due to Managing General Partner related to proceeds from sales tax refund	$—	$121,348
Non-cash investing activities:
Change in due to managing general partner, net related to expenditures for properties and equipment	$(26,911)	$(11,597)
Change in due to managing general partner, net related to sales of well equipment	$14,628	$44,460

See accompanying notes to unaudited condensed financial statements.

ROCKIES REGION 2007 LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 2018
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

On May 7, 2018, the Managing General Partner entered into an agreement with Bridgepoint Consulting LLC that was subsequently assigned to Red Owl Interests d/b/a Harney Management Partners (“Harney”). Harney has designated Karen Nicolaou to serve as the “Responsible Party” for this Partnership. Ms. Nicolaou has more than 20 years of experience in providing restructuring advisory services and has previously served as Responsible Party for other partnerships for which PDC was the Managing General Partner. In her capacity as the Responsible Party, Ms. Nicolaou will make all material decisions regarding this Partnership and has the authority, among other things, to analyze the books and records of this Partnership, analyze potential restructuring and divestiture options, including but not limited to filing bankruptcy, and enter into and execute definitive documents to effect such transactions, or direct the Managing General Partner to do the above.

On October 30, 2018, this Partnership filed a petition under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the Northern District of Texas, Dallas Division. See footnote titled Subsequent Event.

As of September 30, 2018, there were 1,755 limited partners ("Investor Partners") in this Partnership. PDC is the designated Managing General Partner of this Partnership and owns a 37 percent Managing General Partner ownership in this Partnership. According to the terms of the Agreement, revenues, costs and cash distributions of this Partnership are allocated 63 percent to the Investor Partners, which are shared pro rata based upon the number of units in this Partnership, and 37 percent to the Managing General Partner. The Managing General Partner may repurchase Investor Partner units under certain circumstances provided by the Agreement, upon request of an individual Investor Partner. The formula for the repurchase price is set at a minimum of four times the most recent 12 months of cash distributions. Due to the suspension of cash distributions since the first quarter of 2017, there is no value upon which to base further calculations, and therefore, no repurchase offers are currently being considered. On a cumulative basis, through September 30, 2018, the Managing General Partner has repurchased 186 units of Partnership interest from the Investor Partners at an average price of $1,894 per unit. As of September 30, 2018, the Managing General Partner owned a total of approximately 40 percent of this Partnership, which includes its 37 percent Managing General Partner interest and approximately three percent of Limited Partner Interests it has repurchased from the Investor Partners.

In the Managing General Partner's opinion, the accompanying condensed financial statements contain all adjustments consisting of only normal recurring adjustments necessary for a fair statement of this Partnership's results for interim periods in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Accordingly, pursuant to such rules and regulations, certain notes and other financial information included in the audited financial statements have been condensed or omitted. The December 31, 2017 condensed balance sheet data was derived from this Partnership's audited financial statements, but does not include disclosures required by U.S. GAAP. The information presented in this Quarterly Report on Form 10-Q should be read in conjunction with this Partnership's audited financial statements and notes thereto included in this Partnership's 2017 Form 10-K. This Partnership's accounting policies are described in the Notes to Financial Statements in this Partnership's 2017 Form 10-K and updated, as necessary, in this Quarterly Report on Form 10-Q. The results of operations and cash flows for the nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the full year or any future period.

ROCKIES REGION 2007 LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 2018
(unaudited)

Note 2 - Going Concern

This Partnership has historically funded its operations with cash flows from operations. This Partnership’s most significant cash outlays have related to its operating expenses, capital expenditures and plugging and abandonment of wells. This Partnership's had a cash flow deficit from operations of $329,000 for the nine months ended September 30, 2018, and cash provided by operations of $268,000 for the nine months ended September 30, 2017. This Partnership had working capital deficits of $1,067,000 and $826,000 as of September 30, 2018 and December 31, 2017, respectively. The negative impact to its liquidity resulting from elevated gathering system line pressure and current commodity prices raises substantial doubt about this Partnership’s ability to continue as a going concern. As the cash outlays for plugging and abandoning wells over the next several years are expected to be significant, this applies further strain on the overall liquidity of this Partnership. The Managing General Partner believes that cash flows from operations will not be sufficient to meet this Partnership’s obligations largely because of ongoing expected declines in production volumes and the expenditures required to plug and abandon uneconomic wells, absent a major change in circumstances as described below. Any deficits in available cash flows generated by this Partnership's operations are currently being funded by the Managing General Partner, to the extent necessary. The Managing General Partner will recover amounts funded from future cash flows of this Partnership, to the extent available.

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

The ability of this Partnership to continue as a going concern is dependent upon its ability to attain a satisfactory level of cash flows from operations. Greater cash flows would most likely occur from a sustained increase in production and improved commodity pricing. Historically, during times of normalized gathering system line pressures, as a result of the normal production decline in a well's production life cycle, this Partnership has not experienced a sustained increase in production without substantial capital expenditures.

In accordance with the agreement that the Managing General Partner entered into with Harney, Ms. Nicolaou will make all material decisions regarding this Partnership and has the authority, among other things, to analyze the books and records of this Partnership, analyze potential restructuring and divestiture options, including but not limited to filing bankruptcy, and enter into and execute definitive documents to effect such transactions, or direct the Managing General Partner to do so. Accordingly, Ms. Nicolaou had considered various options to potentially mitigate risks impacting this Partnership’s ability to continue as a going concern. On October 30, 2018, this Partnership filed a petition under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the Northern District of Texas, Dallas Division. See footnote titled Subsequent Event.

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
September 30, 2018
(unaudited)

Note 3 - Summary of Significant Accounting Policies

Recently Adopted Accounting Standard

In May 2014, the Financial Accounting Standards Board issued its standard on revenue recognition that provides a comprehensive model that entities will apply to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The standard outlines a five-step approach to apply the underlying principle: (1) identify the contract with the customer, (2) identify the separate performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to separate performance obligations and (5) recognize revenue when (or as) each performance obligation is satisfied. This Partnership adopted the standard effective January 1, 2018 under the modified retrospective method. In order to evaluate the impact that the adoption of the revenue standard had on this Partnership's financial statements, the Managing General Partner performed a comprehensive review of its significant revenue streams. The focus of this review included, among other things, the identification of the significant contracts and other arrangements this Partnership has with its customers to identify performance obligations and principal versus agent considerations and factors affecting the determination of the transaction price. The Managing General Partner also reviewed this Partnership's current accounting policies, procedures and controls with respect to these contracts and arrangements to determine what changes, if any, would be required by the adoption of the revenue standard. Based on the review, adoption of the standard did not impact this Partnership's 2017 results of operations. Upon adoption, no adjustment to the opening balance of this Partnership's retained deficit was deemed necessary.

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

The Managing General Partner utilizes fair value on a non-recurring basis to perform impairment testing on this Partnership's crude oil and natural gas properties by comparing carrying value to estimated undiscounted future net cash flows. If carrying value exceeds undiscounted future net cash flows, the measurement of impairment is based on estimated fair value and is measured by the amount by which the carrying value exceeds the estimated fair value.

ROCKIES REGION 2007 LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 2018
(unaudited)

Note 5 - Asset Retirement Obligations

The following table presents the changes in carrying amounts of the asset retirement obligations associated with this Partnership's working interest in crude oil and natural gas properties:

Amount

Balance at December 31, 2017	$2,200,305
Obligations discharged with asset retirements	(470,261)
Accretion expense	98,825
Revisions in estimated cash flows	194,896
Balance at September 30, 2018	2,023,765
Less current portion	(820,000)
Long-term portion	$1,203,765

This Partnership's estimated asset retirement obligations liability is based on the Managing General Partner's historical experience in plugging and abandoning this Partnership's wells, estimated economic lives and estimated plugging and abandonment costs considering federal and state regulatory requirements in effect. The liability is discounted using the credit-adjusted risk-free rate estimated at the time the liability is incurred or revised. To the extent future revisions to these assumptions impact the present value of the existing asset retirement obligations liability, a corresponding adjustment is made to the properties and equipment balance. Changes in the liability due to the passage of time are recognized as an increase in the carrying amount of the liability and as corresponding accretion expense. Based on expected future cost increases for plugging and abandonment of certain wells, this Partnership's liability for future plugging and abandonment costs has been adjusted upward by approximately $195,000 during the nine months ended September 30, 2018.

During the nine months ended September 30, 2018, this Partnership plugged and abandoned nine wells and continued reclamation efforts on certain wells that were previously plugged and abandoned for a total estimated cost of approximately $461,000. Upon plugging and abandoning the nine wells in 2018, this Partnership relieved the related asset retirement obligations liability of approximately $470,000. Additionally, this Partnership received $200,000 as a reimbursement of plugging and abandonment costs from an unaffiliated third-party horizontal well operator. These circumstances resulted in a gain on settlement of asset retirement obligations of approximately $209,000. The $820,000 current portion of the asset retirement obligations relates to 15 of this Partnership's wells that the Managing General Partner expects to be plugged and abandoned during the next 12 months. These wells are expected to be uneconomic to operate given current commodity prices and the negative impact of elevated gathering system line pressures on productivity.

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
September 30, 2018
(unaudited)

lawsuit accuses PDC, as the managing general partner of this Partnership, of, among other things, failing to maximize the productivity of this Partnership's crude oil and natural gas wells.
PDC filed a motion to dismiss the lawsuit on February 1, 2018, on the grounds that the complaint is deficient, including because the plaintiffs failed to allege that PDC refused a demand to take action on their claims. On March 14, 2018, the motion was denied as moot by the court because the plaintiffs requested leave to amend their complaint. In late April 2018, the plaintiffs filed an amendment to their complaint.  Such amendment alleged additional facts to support the plaintiffs’ claims and purports to add direct class action claims in addition to the original derivative claims. The amendment also added three new individual defendants, all of which are currently independent members of PDC's Board of Directors. PDC filed a motion to dismiss the amended complaint and, in response, the plaintiffs filed a second amended complaint on July 10, 2018. PDC filed a motion to dismiss this second amended complaint and the claims against the individuals named as defendants on July 31, 2018 and is awaiting a ruling at this time. This motion has not yet been decided by the court. Potential damages as a result of this lawsuit, if any, would be paid by PDC and not affect this Partnership.
Bankruptcy Filing

On October 30, 2018, this Partnership filed a petition under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the Northern District of Texas, Dallas Division. See footnote titled Subsequent Event.

Environmental

Due to the nature of the natural gas and oil industry, this Partnership is exposed to environmental risks. The Managing General Partner has various policies and procedures to minimize and mitigate the risks from environmental contamination. The Managing General Partner conducts periodic reviews and simulated drills to identify changes in this Partnership's environmental risk profile. Liabilities are recorded when environmental damages resulting from past events are probable and the costs can be reasonably estimated. Except as discussed herein, the Managing General Partner is not aware of any material environmental claims existing as of September 30, 2018 which have not been provided for or would otherwise have a material impact on this Partnership's financial statements; however, there can be no assurance that current regulatory requirements will not change or that unknown potential past non-compliance with environmental laws or other environmental liabilities will not be discovered on this Partnership's properties. The liability ultimately incurred with respect to a matter may exceed the related accrual.

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
September 30, 2018
(unaudited)

modifications and verification, increased inspection and monitoring and installation of tank pressure monitors. The three primary elements of the consent decree are: (i) fine/supplemental environmental projects; (ii) injunctive relief; and (iii) mitigation.

The Managing General Partner will pay the total amount of the fine and costs associated with the supplemental environmental projects. This Partnership will share proportionally in the injunctive relief and the mitigation costs required by the consent decree. The consent decree includes 25 of this Partnership's wells, of which 18 may incur such costs. The profitability of additional older, lower production wells, such as those owned by this Partnership, would likely be affected in a negative manner by the required costs associated with the injunctive relief and mitigation, which could result in the decision to plug and abandon some or all of those wells, rather than make investments in the wells necessary to comply with the consent decree.

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

This Partnership's net amount due to the Managing General Partner was approximately $510,000 and $638,000 as of September 30, 2018 and December 31, 2017, respectively. The majority of the amount due represents operating costs, investments in crude oil and natural gas properties, plugging and abandonment costs and general and administrative and other costs that have not been deducted from distributions.

A “Well operations and maintenance” fee is charged by the Managing General Partner for the operation of this Partnership's wells and is included in the “Lease operating expenses” line item on the condensed statements of operations. The fees for well operating and maintenance for the nine months ended September 30, 2018 and 2017 were approximately $128,000 and $203,000, respectively. Fees for well operating and maintenance for the three months ended September 30, 2018 and 2017 were approximately $42,000 and $56,000, respectively.

Note 8 - Impairment of Crude Oil and Natural Gas Properties

During the three months ended September 30, 2018, this Partnership recognized an impairment charge of approximately $753,000 to write-down certain capitalized well costs on its proved crude oil and natural gas properties. The impairment charge represented the amount by which the carrying value of the crude oil and natural gas properties exceeded the estimated fair value. The estimated fair value of approximately $683,000, excluding estimated salvage value of $322,000, was determined based on estimated future discounted net cash flows, a Level 3 input, using estimated production and prices at which the Managing General Partner reasonably expects this Partnership's crude oil and natural gas will be sold.
Note 9 - Subsequent Event

On October 30, 2018, this Partnership filed a petition under Chapter 11 of the Bankruptcy Code (the "Chapter 11 Proceeding") with the United States Bankruptcy Court for the Northern District of Texas, Dallas Division ("the "Bankruptcy Court"). This Partnership intends to enter into a transaction with the Managing General Partner, pursuant to which this Partnership will sell substantially all of its assets to the Managing General Partner through a Chapter 11 plan of liquidation ("Chapter 11 Plan"). Such transaction is subject to higher and better offers and must be approved by the Bankruptcy Court. This Partnership remains in possession of the its assets and continues to operate its business as a debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. In addition, as previously disclosed, Karen Nicolaou has been appointed by the Managing General Partner of this Partnership to act as the Responsible Party for this Partnership and is expected to oversee all actions for this Partnership in connection with the Chapter 11 Proceeding, including actions relating to the anticipated transactions with the Managing General Partner and seeking approval of the Chapter 11 Plan.

Index

ROCKIES REGION 2007 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Partnership Overview

This Partnership engages in the development, production and sale of crude oil, natural gas and NGLs. This Partnership began crude oil and natural gas operations in August 2007 and currently operates 44 gross (42.9 net) wells located in the Wattenberg Field of Colorado, of which 19 were shut-in as of September 30, 2018 due to elevated gathering system line pressures. The Managing General Partner markets this Partnership's crude oil, natural gas and NGL production to midstream marketers. Crude oil, natural gas and NGLs are sold primarily under market-based contracts in which the price varies as a result of market forces. Seasonal factors, such as effects of weather on realized commodity prices, availability of third-party owned pipeline capacity and other factors such as elevated line pressures in the gathering system, whether caused by heat or third-party capacity issues, may impact this Partnership's results.

Partnership Operating Results Overview

This Partnership’s operations for the three and nine months ended September 30, 2018 were impacted by a number of noteworthy items. Aggregate crude oil, natural gas and NGLs production decreased 47 percent and 55 percent for the three and nine months ended September 30, 2018, compared to the comparable three and nine months ended September 30, 2017, respectively. The primary driver for the decrease in production was continued elevated gathering system line pressures. This Partnership's third-party midstream provider started up the first of two new processing plants in August. In certain areas of the field the plant start-up somewhat reduced, but did not eliminate, the elevated line pressure and capacity constraints experienced in recent periods. This Partnership has not yet seen a reduction in line pressures. However, this Partnership could see benefits as the reliability of the new plant and compression improves as the new plant transitions moves from start-up to a more stable long-term operation. See Crude Oil, Natural Gas and NGLs Sales below.

This Partnership’s reclamation efforts continued on certain wells that had been plugged and abandoned during 2017 with an additional two wells plugged and abandoned during the three months ended September 30, 2018, for a cumulative total of nine wells plugged and abandoned during the nine months ended September 30, 2018. This Partnership recognized a loss on settlement of asset retirement obligations of approximately $1,000 during the three months ended September 30, 2018 and a gain of approximately $209,000 during the nine months ended September 30, 2018. The gain recognized during the nine months ended September 30, 2018 was primarily as a result of a reimbursement from an unaffiliated third-party horizontal well operator in the field. See Gain/Loss on Settlement of Asset Retirement Obligations below.

When considering the current commodity price environment, the significantly elevated gathering system line pressures, operating costs, production taxes, direct costs - general and administrative and the costs incurred and expected to be incurred for future plugging and abandonment of wells, the Managing General Partner does not believe that this Partnership will be able to achieve positive net cash flows in the foreseeable future. Accordingly, this Partnership has suspended cash distributions until such time, if at all, that cash flows can reasonably be expected to support the necessary costs of operations and the expected plugging and abandoning of the wells that are becoming unproductive and/or the required capital investments for regulatory requirements and this Partnership becomes current on its obligations. Because of the projected negative net cash flows, there is substantial doubt about this Partnership’s ability to continue as a going concern. See footnote titled Going Concern to the financial statements included elsewhere in this report.

During the three months ended September 30, 2018, this Partnership recognized an impairment charge of approximately $753,000 to write-down certain capitalized well costs on its proved crude oil and natural gas properties. Further deterioration of commodity prices could result in additional impairment charges to this Partnership's crude oil and natural gas properties. See footnote titled Impairment of Crude Oil and Natural Gas Properties to the financial statements included elsewhere in this report.

In accordance with the agreement that the Managing General Partner entered into with Harney, Ms. Nicolaou will make all material decisions regarding this Partnership and has the authority, among other things, to analyze the books and records of this Partnership, analyze potential restructuring and divestiture options, including but not limited to filing bankruptcy, and enter into and execute definitive documents to effect such transactions, or direct the Managing General Partner to do so. Accordingly, Ms. Nicolaou has considered various options to potentially mitigate risks impacting this Partnership’s ability to continue as a going concern. There can be no assurance that this Partnership will be able to mitigate such

Index

ROCKIES REGION 2007 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

conditions. On October 30, 2018, the Partnership filed a petition under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the Northern District of Texas, Dallas Division. See footnote titled Subsequent Event to the financial statements included elsewhere in this report.

Index

ROCKIES REGION 2007 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Results of Operations

Summary Operating Results

The following table presents selected information regarding this Partnership’s results of operations:

	Three months ended September 30,			Nine months ended September 30,
	2018	2017	Change	2018	2017	Change
Number of gross productive wells (end of period) (1)	44	56	(21)%	44	56	(21)%

Production
Crude oil (Bbl)	1,449	3,187	(55)%	5,885	14,874	(60)%
Natural gas (Mcf)	11,562	21,220	(46)%	38,663	77,726	(50)%
NGLs (Bbl)	1,519	2,494	(39)%	4,764	10,099	(53)%
Crude oil equivalent (Boe)	4,895	9,218	(47)%	17,092	37,927	(55)%

Crude oil, natural gas and NGLs sales
Crude oil	$97,387	$144,406	(33)%	$369,323	$709,103	(48)%
Natural gas	19,649	43,061	(54)%	64,246	174,138	(63)%
NGLs	29,890	39,078	(24)%	84,639	151,867	(44)%
Total crude oil, natural gas and NGLs sales	$146,926	$226,545	(35)%	$518,208	$1,035,108	(50)%

Average selling price
Crude oil (per Bbl)	$67.21	$45.31	48%	$62.76	$47.67	32%
Natural gas (per Mcf)	1.70	2.03	(16)%	1.66	2.24	(26)%
NGLs (per Bbl)	19.68	15.67	26%	17.77	15.04	18%
Crude oil equivalent (per Boe)	30.02	24.58	22%	30.32	27.29	11%

Average cost per Boe
Lease operating expenses	$26.57	$16.17	64%	$21.89	$12.73	72%
Production taxes	1.04	0.83	25%	1.05	1.11	(5)%
Depreciation, depletion and amortization	7.92	6.08	30%	7.55	5.81	30%
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
NGLs - Natural gas liquids.
NYMEX - New York Mercantile Exchange

Index

ROCKIES REGION 2007 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Crude Oil, Natural Gas and NGLs Sales

Changes in Crude Oil, Natural Gas and NGLs Production Volumes.  For the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017, crude oil, natural gas and NGLs production decreased 55 percent, primarily resulting from elevated gathering system line pressures. This Partnership had production from 41 wells during the nine months ended September 30, 2018 and had 19 wells shut-in as of September 30, 2018. Production for the nine months ended September 30, 2017 from wells plugged during the nine months ended September 30, 2018 was not significant.

This Partnership's wells are particularly susceptible to elevated gathering system line pressures. The associated production equipment for its wells can only operate up to a certain system line pressure, at which point shut-in safety measures must be taken. Gathering system line pressures for this Partnership's wells have significantly increased during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The current elevated gathering line pressures have led to the shut-in of 19 of this Partnership's wells as of September 30, 2018. Meanwhile, Partnership’s midstream service provider is currently processing at full capacity and field-wide production activity remains high; therefore, line pressures are expected to continue to be at elevated levels.

In order to manage the impact of the increased line pressures, the Managing General Partner, along with other major operators in the Wattenberg Field, continues to work closely with this Partnership's third-party midstream provider in an effort to ensure adequate system capacity going forward, evidenced by a commitment from the midstream provider to build additional gathering and processing capacity in the field. These expansions are expected to increase the midstream provider's system capacity, assist in the control of line pressures and reduce production curtailments in the field. This Partnership's third-party midstream provider started-up the first of the two plants in August 2018. In certain areas of the field this somewhat reduced, but did not eliminate, the elevated line pressure and capacity constraints experienced in recent periods. This Partnership has not yet seen a reduction in line pressures. However, this Partnership could see benefits as the reliability of the new plant and compression improves as the new plant transitions from start-up to a more stable long-term operation. In the meantime, however, this Partnership continues to see a level of elevated system line pressures due to continued production growth by operators in the field. The midstream provider is currently scheduled to start-up the second facility during the second quarter of 2019. The Managing General Partner has been engaged with the midstream provider in planning for further incremental increases to their processing capacity in the field; however, the Managing General Partner expects that line pressures will remain elevated until the new plants are placed in service, causing continued impacts to this Partnership’s production and the potential for lengthy shut-in periods for certain of this Partnership's wells. With current and expected ongoing horizontal development in the field, this increase in capacity may not offset all of the production increases expected in the Wattenberg Field. Although the Managing General Partner believes that some of this Partnership's currently shut-in wells could resume production, this may not provide enough long-term relief in line pressure to have a lasting positive effect on this Partnership's wells. There is a risk that after the additional capacity is placed into service that line pressure relief will not attain the levels necessary for this Partnership's wells to continue to increase production or that this Partnership's wells will not respond to the lower pressures. This could result in a future impairment of this Partnership's crude oil and natural gas properties. The timing and availability of adequate gathering infrastructure is not within the Managing General Partner’s or this Partnership’s control and if the midstream service providers' construction projects are delayed, this Partnership could experience elevated gathering line pressures for extended periods of time.

Crude Oil, Natural Gas and NGLs Pricing.  This Partnership's results of operations depend upon many factors, including the price of crude oil, natural gas and NGLs and the Managing General Partner's ability to market this Partnership's production effectively. Crude oil, natural gas and NGLs prices are among the most volatile of all commodity prices. The price this Partnership received for its crude oil and NGLs increased 32 percent and 18 percent per Bbl, respectively, during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017, primarily due to improvements in the NYMEX index price for crude oil. During the same periods, the price this Partnership received for its natural gas per Mcf decreased 26 percent.

Index

ROCKIES REGION 2007 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Crude Oil, Natural Gas and NGLs Production Costs

Total production costs, which consist of lease operating expenses and production taxes, vary with changes in production volumes and crude oil, natural gas and NGLs sales. General oil field services and all other costs vary and can fluctuate based on services required, but are expected to increase as wells age and require more extensive repair and maintenance. These costs include water hauling and disposal, equipment repairs and maintenance, wellhead compression, environmental compliance and remediation and service rig workovers. Fixed monthly well operating costs on a per unit basis increase as production decreases. Production taxes vary directly with crude oil, natural gas and NGLs sales and effective tax rates. Production taxes are estimated by the Managing General Partner based on tax rates determined using published information and are subject to revision based on actual amounts determined during future filings by the Managing General Partner with taxing authorities.

Three months ended September 30, 2018 as compared to three months ended September 30, 2017

Total lease operating expenses for the three months ended September 30, 2018 decreased approximately $19,000 compared to the same period in 2017, primarily due to the decrease in the number of wells producing in 2018 resulting from elevated gathering system line pressures and plugging and abandonment activities. Fewer producing wells also resulted in lower well operating and maintenance fees being charged by the Managing General Partner. The decrease in production taxes resulted from a 35 percent decrease in crude oil, natural gas and NGLs sales during the three months ended September 30, 2018 and a positive true-up of a prior year's estimated production taxes as compared to the same period in 2017.

Nine months ended September 30, 2018 as compared to nine months ended September 30, 2017

Total lease operating expenses for the nine months ended September 30, 2018 decreased approximately $109,000 compared to the same period in 2017, primarily due to the decrease in the number of wells producing in 2018 resulting from elevated gathering system line pressures and plugging and abandonment activities. Fewer producing wells also resulted in lower well operating and maintenance fees being charged by the Managing General Partner. The decrease in production taxes resulted from a 50 percent decrease in crude oil, natural gas and NGLs sales during the nine months ended September 30, 2018 and a positive true-up of a prior year's estimated production taxes as compared to the same period in 2017.

Direct costs - general and administrative
Three months ended September 30, 2018 as compared to three months ended September 30, 2017

Direct costs - general and administrative for the three months ended September 30, 2018 are comparable to the same period in 2017.

Nine months ended September 30, 2018 as compared to nine months ended September 30, 2017

Direct costs - general and administrative for the nine months ended September 30, 2018 increased approximately $75,000 compared to the same period in 2017. This Partnership paid retainer fees of $35,000 to this Partnership's Responsible Party and $70,000 to the Responsible Party's law firm, pursuant to the agreement with Harney. These legal fees were partially offset by lower audit-related fees and tax preparation fees.

Index

ROCKIES REGION 2007 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Depreciation Depletion and Amortization
Three months ended September 30, 2018 as compared to three months ended September 30, 2017

Depreciation, depletion and amortization ("DD&A") expense decreased for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 due to the 47 percent decrease in production, partially offset by an increase of the DD&A expense rate per Boe to $7.92 for the three months ended September 30, 2018 as compared to $6.08 during the same period in 2017.

Nine months ended September 30, 2018 as compared to nine months ended September 30, 2017

Depreciation, depletion and amortization expense decreased for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 due to the 55 percent decrease in production, partially offset by an increase in the DD&A expense rate per Boe to $7.55 for the nine months ended September 30, 2018 as compared to $5.81 during the same period in 2017.

Impairment of Crude Oil and Natural Gas Properties

Three months ended September 30, 2018 as compared to three months ended September 30, 2017

During the three months ended September 30, 2018, this Partnership recognized an impairment charge of approximately $753,000 to write-down certain capitalized well costs on its proved crude oil and natural gas properties. The impairment charge represented the amount by which the carrying value of the crude oil and natural gas properties exceeded the estimated fair value. The estimated fair value of approximately $683,000, excluding estimated salvage value of $322,000, was determined based on estimated future discounted net cash flows, a Level 3 input, using estimated production and prices at which the Managing General Partner reasonably expects this Partnership's crude oil and natural gas will be sold. Further deterioration of commodity prices could result in additional impairment charges to this Partnership's crude oil and natural gas properties.

Gain/Loss on Settlement of Asset Retirement Obligations

Three months ended September 30, 2018 as compared to three months ended September 30, 2017

During the three months ended September 30, 2018, this Partnership plugged and abandoned two wells and continued the reclamation efforts for certain wells previously plugged and abandoned, incurring an estimated cost of approximately $121,000, which was offset by the relief of the asset retirement obligations liability of approximately $120,000, resulting in the loss on settlement of asset retirement obligations of approximately $1,000.

During the three and nine months ended September 30, 2017, this Partnership plugged and abandoned 17 wells for a total estimated cost of approximately $860,000, which was offset by the relief of the asset retirement obligations liability of approximately $945,000, resulting in a gain on settlement of asset retirement obligations of approximately $85,000.

Nine months ended September 30, 2018 as compared to nine months ended September 30, 2017

During the nine months ended September 30, 2018, this Partnership plugged and abandoned nine wells and continued the reclamation efforts for certain wells previously plugged and abandoned, incurring an estimated cost of approximately $461,000. Upon plugging and abandoning the nine wells in 2018, this Partnership relieved the related asset retirement obligations liability of approximately $470,000. Additionally this Partnership received $200,000 as a reimbursement of plugging and abandonment costs from an unaffiliated third-party horizontal well operator for the plugging and abandonment of four of this Partnership's wells. The decision to plug and abandon these four wells was based on the expected economic value of these wells subsequent to when the horizontal well was drilled, completed and turned-in-line. This reimbursement was a significant factor in this decision to plug and abandon these wells. These circumstances resulted in the gain on settlement of asset retirement obligations of approximately $209,000.

Index

ROCKIES REGION 2007 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Accretion Expense

Three months ended September 30, 2018 as compared to three months ended September 30, 2017

Asset retirement obligation accretion expense decreased approximately $8,000, or 22 percent, to approximately $27,000 during the three months ended September 30, 2018 compared to approximately $35,000 in 2017, primarily due to a reduction in the number of this Partnership's wells.

Nine months ended September 30, 2018 as compared to nine months ended September 30, 2017

Asset retirement obligation accretion expense decreased approximately $52,000, or 34 percent, to approximately $99,000 during the nine months ended September 30, 2018 compared to approximately $150,000 in 2017, primarily due to a reduction in the number of this Partnership's wells.

Gain on recovery of sales tax refund and interest income

For the three months ended September 30, 2017, this Partnership recognized a refund totaling $201,000 of previously-remitted state sales and use tax related to wells this Partnership drilled and equipped in 2008 and related interest due to the Partnership. Of the amount refunded, $49,000 relates to a portion of this Partnership’s wells in the Wattenberg Field and $152,000 is related to wells previously owned by this Partnership in the Piceance Basin. This Partnership sold its wells in the Piceance Basin in 2013. Of the amount received related to wells in the Wattenberg Field, $39,000 was related to tangible well equipment and, accordingly, was recorded against the balance of crude oil and natural gas properties and $10,000 was recorded as interest income. Because this Partnership no longer owns the associated wells, the sales tax refund totaling $121,000 previously paid on the tangible well equipment was recorded to the income statement as gain on recovery of sales tax refund and $31,000 was recorded as interest income.

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

Due to the trend of decreased liquidity that this Partnership has been experiencing in recent periods, and anticipated future expenditures required to remain compliant with certain regulatory requirements and costs of necessary plugging and abandonment activities, the Managing General Partner believes that projected cash flows from operations will be insufficient to meet this Partnership’s obligations. Crude oil and NGLs prices during the nine months ended September 30, 2018 showed improvement relative to pricing experienced during 2017, with the effect of these increases partially offset by lower natural gas prices. This level of price improvement is not likely to be sufficient to alleviate concerns regarding this Partnership’s ability to meet its obligations.

Historically, this Partnership's operations were expected to be conducted with available funds and revenues generated from crude oil, natural gas and NGLs production activities. Crude oil, natural gas and NGLs production from existing properties are generally expected to continue a decline in the rate of production over the remaining life of the wells. These declines in production will be particularly significant during times of elevated gathering system line pressures, such as the present. Given the current operating environment, this Partnership anticipates a lower annual level of crude oil, natural gas and NGLs production due to the shut-in of wells and workovers being uneconomic to perform. Under these circumstances, a continuation of current production levels would have a material adverse impact on this Partnership's operations and, when combined with the requirements to plug and abandon wells, the decision has been made to continue the suspension of distributions from this Partnership, until such time, if ever, that cash flows can reasonably be expected to support the necessary costs of expected plugging and abandoning of the wells that are becoming unproductive and/or the required capital investments for regulatory requirements and this Partnership becomes current on its obligations.

On October 30, 2018, this Partnership filed a petition under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the Northern District of Texas, Dallas Division. See footnote titled Subsequent Event to the financial statements included elsewhere in this report.

Working Capital

As of September 30, 2018, this Partnership had a working capital deficit of $1,067,000, compared to a working capital deficit of $826,000 as of December 31, 2017. The $241,000 increase in the working capital deficit was primarily due to:

•$198,000 decrease in cash;
•$89,000 decrease in accounts receivable;
•$70,000 increase in the current portion of asset retirement obligations; and
•$11,000 decrease in oil inventory.

Offset in part by:

•$128,000 decrease in amounts due to Managing General Partner.

Although the D&O Agreement permits this Partnership to borrow funds on its behalf for Partnership activities, the Managing General Partner does not anticipate funding a portion of this Partnership's activities through borrowings, nor is it likely that borrowings would be supportable based on the remaining asset composition of this Partnership.

Cash Flows

Operating Activities

The net cash deficit from operating activities was $329,000 for the nine months ended September 30, 2018 compared to a net cash provided by operating activities of $268,000 for the comparable period in 2017.

This Partnership's cash flows from operating activities for the nine months ended September 30, 2018 were primarily impacted by production volumes, commodity prices, operating costs, direct costs-general and administrative expenses and plugging and abandonment costs. The key components of the changes in this Partnership's cash flows from operating activities are described in more detail in Results of Operations above.

Investing Activities

Cash flows from investing activities consist of investments in well equipment and proceeds received from the sale of equipment from wells that have been plugged and abandoned. This Partnership invests in equipment which supports treatment, delivery and measurement of crude oil, natural gas and NGLs or environmental protection. During the nine months ended September 30, 2018, this Partnership's investment in well equipment was approximately $87,000 and its proceeds from the sale of equipment salvaged from wells that were recently plugged and abandoned were approximately $217,000. This Partnership had investments in well equipment of approximately $47,000, proceeds from the sale of equipment salvaged from wells that were plugged and abandoned were approximately $15,000 and proceeds from the recovery of sales tax refunds of approximately $39,000 during the nine months ended September 30, 2017.

Financing Activities

Cash flows from financing activities generally consist of cash distributions to investors. During the nine months ended September 30, 2018, this Partnership made no quarterly cash distributions to the Managing General Partner or Investor Partners since the Managing General Partner suspended cash distributions to fund this Partnership's plugging and abandonment costs. The distributions made during the nine months ended September 30, 2017 represents mandatory state income taxes withheld and paid by this Partnership on behalf of the Investor Partners.

Off-Balance Sheet Arrangements

As of September 30, 2018, this Partnership had no existing off-balance sheet arrangements, as defined under SEC rules, which have or are reasonably likely to have a material current or future effect on this Partnership's financial condition, results of operations, liquidity, capital expenditures, or capital resources.

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

(a)    Evaluation of Disclosure Controls and Procedures

As of September 30, 2018, PDC, as Managing General Partner on behalf of this Partnership, carried out an evaluation, under the supervision and with the participation of the Managing General Partner's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of this Partnership's disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e).

Based on the results of this evaluation, the Managing General Partner's Chief Executive Officer and Chief Financial Officer concluded that this Partnership's disclosure controls and procedures were effective as of September 30, 2018.

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

(b)    Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2018, PDC, the Managing General Partner, made no changes in this Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected or are reasonably likely to materially affect this Partnership's internal control over financial reporting.

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
November 14, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Barton Brookman	President, Chief Executive Officer and Director	November 14, 2018
Barton Brookman	PDC Energy, Inc. Managing General Partner of the Registrant
(principal executive officer)

/s/ R. Scott Meyers	Senior Vice President and Chief Financial Officer	November 14, 2018
R. Scott Meyers	PDC Energy, Inc. Managing General Partner of the Registrant
(principal financial officer)